Form 10-Q/A
period 1995-07-31
HAUSER CHEMICAL RESEARCH INC
filed 1995-11-09
CIK 773723

FORM 10-Q/A
            Amendment to submit:
                (1)  Part II
                (2)  Signature Page
                (3)  Exhibit 27 - Financial Data Schedule

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended
July 31, 1995              Commission File No. 0-17174


HAUSER CHEMICAL RESEARCH, INC.



Delaware                                       84-0926801
(State or other jurisdiction                   (I.R.S. Identification
Number)
of incorporation or organization)

5555 Airport Boulevard, Boulder, Colorado                   80301
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number,
including area code:                                        (303) 443-4662

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $ .001 par value                  10,539,668
Class                                           Outstanding at July 31, 1995

Part II


    Item 1      Legal Proceedings

                None

    Item 2      Changes in Securities

                None

    Item 3      Defaults Upon Senior Securities

                None

    Item 4      Submission of Matters to a Vote of Security Holders

                None

    Item 5      Other Information

                None

    Item 6      Exhibits and Reports on Form 8-K

                (a) Exhibits -- Exhibit 27 Financial Data Schedule for 3-MOS. ended July 31, 1995.
                (b) No reports on Form 8-K have been filed during the quarter ended July 31, 1995.

                                    FORM 10-Q

                                    SIGNATURES

Persuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  HAUSER CHEMICAL RESEARCH, INC.



Date:  September 12, 1995         /Dean P. Stull
                                  Dean P. Stull, Chairman of the Board, CEO, and President



Date:  September 12, 1995         /William E. Paukert
                                  William E. Paukert, Chief Financial Officer, and Treasurer

                                  FORM 10-Q/A

                                  SIGNATURES

Persuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  HAUSER CHEMICAL RESEARCH, INC.



Date:  November 9, 1995           /Dean P. Stull
                                  Dean P. Stull, Chairman of the Board, CEO, and President



Date:  November 9, 1995           /William E. Paukert
                                  William E. Paukert, Chief Financial Officer, and Treasurer