Form 10-Q
period 1995-10-31
HAUSER CHEMICAL RESEARCH INC
filed 1995-12-14
CIK 773723

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended                  Commission File No. 0-17174
October 31, 1995


                      HAUSER CHEMICAL RESEARCH, INC.



         Delaware                84-0926801
(State or other jurisdiction    (I.R.S. Identification Number)
of incorporation or organization

5555 Airport Boulevard, Boulder, Colorado             80301
(Address of principal executive                     (Zip Code)
             offices)

 Registrant's telephone number,                (303) 443-4662
       including area code:



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                   Yes   X          No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Common Stock, $ .001 par value         10,542,534
            Class              Outstanding at October 31, 1995

HAUSER CHEMICAL RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

                                                                        October 31,      April 30,
ASSETS                                                                  1995             1995
                                                                        (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                             $3,600,672       $4,244,874
  Held-to-maturity investments                                          16,450,600       20,442,944
  Accounts receivable, less allowance for doubtful accounts:
      October 31, 1995, $297,860; April 30, 1995, $217,130               4,577,550        5,507,482
  Income taxes receivable                                                4,221,569        2,230,880
  Inventories and inventoried costs, current                             8,733,522        6,094,525
  Prepaid expenses and other                                               850,644          522,470
  Deferred income tax assets                                               210,602          395,492
        Total current assets                                            38,645,159       39,438,667

PROPERTY AND EQUIPMENT
  Land and buildings                                                     7,081,582        7,040,283
  Lab and processing equipment                                          27,650,729       25,135,330
  Furniture and fixtures                                                 5,044,179        5,426,698
        Total property and equipment                                    39,776,490       37,602,311
  Accumulated depreciation and amortization                            (13,040,526)     (11,890,357)
        Net property and equipment                                      26,735,964       25,711,954

OTHER ASSETS:
  Held-to-maturity investments                                           1,993,750        6,991,875
  Goodwill, less accumulated amortization:
       October 31, 1995, $439,359; April 30, 1995, $281,784              3,658,685        1,464,821
  Inventories, non-current                                               8,734,763        7,697,917
  Deposits and other                                                       255,882          169,933
  Other investments                                                      1,100,000        1,100,000
        Total other assets                                              15,743,080       17,424,546

TOTAL                                                                  $81,124,203      $82,575,167


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                      $1,231,229       $1,268,006
  Notes payable                                                            654,687           30,919
  Accrued salaries and wages                                               930,256          302,014
  Accrued vacation pay                                                     318,226          213,955
  Other current liabilities                                              1,027,780          467,283
        Total current liabilities                                        4,162,178        2,282,177

LONG TERM LIABILITIES                                                      196,022          111,078

DEFERRED INCOME TAXES                                                    2,790,453        2,790,453


STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value; 50,000,000 shares
     authorized; shares issued:
    October 31, 1995, 10,542,534; April 30, 1995, 10,526,079                10,543           10,526
  Additional paid-in capital                                            59,292,395       59,266,173
  Treasury stock, at cost
    October 31, 1995, 201,100 shares; April 30, 1995, 181,100 shares    (1,054,812)        (966,062)
  Retained earnings                                                     15,727,424       19,080,822
        Net stockholders' equity                                        73,975,550       77,391,459

TOTAL                                                                  $81,124,203      $82,575,167

See notes to consolidated financial statements.

HAUSER CHEMICAL RESEARCH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

                                        Three months ended              Six months ended
                                        October 31,                     October 31,
                                        1995            1994            1995            1994

REVENUES:
  Natural product processing            $4,182,112      $5,897,546      $6,626,464      $10,427,613
  Technical services                     2,836,891         824,750       4,426,713        1,474,920
        Total revenues                   7,019,003       6,722,296      11,053,177       11,902,533

COST OF REVENUES                         6,710,216       3,582,490      11,456,623        6,904,275

GROSS MARGIN                               308,787       3,139,806        (403,446)       4,998,258

OPERATING EXPENSES:
  Research and development                 422,292         574,984         889,187        1,107,141
  Sales and marketing                      627,549         215,276         947,536          369,628
  General and administrative             1,929,913       1,553,584       3,489,453        2,945,139
        Total operating expenses         2,979,754       2,343,844       5,326,176        4,421,908

INCOME (LOSS) FROM OPERATIONS           (2,670,967)        795,962      (5,729,622)         576,350

OTHER INCOME (EXPENSE):
  Interest income                          245,521         375,074         596,102          727,204
  Interest expense                         (19,266)         (8,004)        (25,677)         (31,075)
        Other income - net                 226,255         367,070         570,425          696,129

INCOME (LOSS) BEFORE INCOME TAXES       (2,444,712)      1,163,032      (5,159,197)       1,272,479

INCOME TAX PROVISION (BENEFIT)            (855,649)        260,595      (1,805,799)         300,000

NET INCOME (LOSS)                      $(1,589,063)       $902,437     $(3,353,398)        $972,479


NET INCOME (LOSS) PER SHARE                 $(0.15)          $0.09          $(0.32)           $0.09

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                           10,340,000      10,569,732      10,336,467       10,525,203


See notes to consolidated financial statements.

HAUSER CHEMICAL RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

                                                                           Six months ended
                                                                           October 31,
                                                                   1995                    1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                $(3,353,398)            $972,479
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                      1,396,582            1,390,607
  Loss on disposal of assets                                           176,004
  Amortization of investment premium (discount)                         72,609              (67,632)
  Deferred income tax expense (benefit)                                184,890              (75,429)
  Change in assets and liabilities, net of effects from
    the purchase of Shuster and Ironwood:
       Accounts receivable                                           1,933,156            7,691,581
       Income taxes receivable                                      (1,952,323)              97,633
       Inventories and inventoried costs                            (3,675,843)          (6,873,518)
       Prepaid expenses and other                                     (251,375)            (670,927)
       Accounts payable                                               (193,753)            (436,346)
       Other accrued liabilities                                       903,037            1,090,996
Net cash provided by (used in) operating activities                 (4,760,414)           3,119,444

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                               (1,882,410)          (2,470,505)
  Deposits and other                                                   125,183                 (982)
  Purchase of Shuster's common stock, net of cash acquired          (2,968,723)
  Purchase of Ironwood net assets                                                        (1,045,053)
  Purchase of investments                                                                (6,392,588)
  Maturity of investments                                            8,917,860            4,000,000
Net cash provided by (used in) investing activities                  4,191,910           (5,909,128)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of notes payable                                                            (1,301,408)
  Repayments of long-term debt and capitalized leases                  (13,187)              (3,184)
  Proceeds from issuance of common stock                                26,239               90,731
  Purchase of treasury stock                                           (88,750)
Net cash used in financing activities                                  (75,698)          (1,213,861)

Net decrease in cash and cash equivalents                             (644,202)          (4,003,545)

Cash and cash equivalents, beginning of period                       4,244,874            9,401,404

Cash and cash equivalents, end of period                            $3,600,672           $5,397,859

See notes to consolidated financial statements.

HAUSER CHEMICAL RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS  OF  OCTOBER 31, 1995 AND APRIL 30, 1995 AND FOR THE THREE
AND SIX MONTH
PERIODS ENDED OCTOBER 31, 1995 AND 1994


1.        BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of October 31, 1995 and the results of its operations and cash flows for the periods ended October 31, 1995 and 1994. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain fiscal 1995 amounts have been reclassified to conform to the fiscal 1996 presentation.

Effective July 21, 1995, the Company acquired all of the stock of Herbert V. Shuster, Inc. (Shuster) for approximately $4,400,000 in cash and notes plus a performance based earnout for meeting certain milestones over the next five years. Shuster is a consumer research and development firm and contract laboratory with headquarters in the Boston area and another facility in the Atlanta area. The following pro forma unaudited consolidated results of operations for the six months ended October 31, 1995 and October 31, 1994 have been prepared assuming the Shuster acquisition occurred as of the beginning of the earliest period presented. The pro-forma unaudited revenues for Shuster used for this comparison were $2,827,103 for the six months ended October 31, 1995 and $3,528,859 for the six months ended October 31, 1994. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of results of operations which actually would have resulted had the combination been in effect on the dates indicated, or which may result in the future.

                              Six months ended October 31,
                                1995           1994

Revenues                        $12,042,763    $13,597,640
Net income (loss)                (3,378,756)     1,018,664
Net income (loss) per share          $(0.33)         $0.10

2.        ACCOUNTING POLICIES

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the Company's form 10-K filed for the year ended April 30, 1995.


3.        INVESTMENTS
 The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). SFAS 115 generally expands the use of fair value accounting for those securities but retains the use of the amortized cost method for investments in debt securities that the reporting enterprise has the positive intent and ability to hold to maturity. Below is a table of held-to-maturity investments as of October 31, 1995:

                             Amortized      Unrealized    Unrealized     Market
                             Cost           Gains         Losses         Value
Issues
Maturities less than 1 year:
U.S. Treasury Securities     $9,976,350     $39,280       $(58,700)        $9,956,930
Mortgage Backed Securities    4,476,125      38,885         (7,900)         4,507,310
Municipal Securities          1,998,125      12,810        (36,225)         1,974,710
Total                        16,450,600      90,975       (102,625)        16,438,950

Maturities 1-2 Years:
Mortgage Backed Securities    1,993,750      25,630                         2,019,380

Total Investments           $18,444,350    $116,605      $(102,625)       $18,458,330


Below is a table of held-to-maturity investments as of April 30, 1995:

                             Amortized      Unrealized    Unrealized     Market
                             Cost           Gains         Losses         Value
Issues
Maturities less than 1 year:
U.S. Treasury Securities     $8,974,779     $15,210       $(123,439)     $8,866,550
Mortgage Backed Securities    9,502,379      10,908         (55,513)      9,457,774
Municipal Securities          1,965,786           0               0       1,965,786
Total                        20,442,944     $26,118        (178,952)     20,290,110

Maturities 1-3 Years:
U.S. Treasury Securities      2,000,000      16,880         (21,250)      1,995,630
Mortgage Backed Securities    2,993,750      37,190         (12,050)      3,018,890
Municipal Securities          1,998,125       6,880         (35,625)      1,969,380
Total                         6,991,875      60,950         (68,925)      6,983,900
Total Investments           $27,434,819     $87,068       $(247,877)    $27,274,010

4.     INVENTORIES

Inventories and inventoried costs are classified as follows:

                                 October 31,   April 30,
                                 1995          1995

Raw material and supplies       $10,993,411     $7,662,412
Work in process                   5,512,130      5,618,219
Finished goods                      962,744        511,811


Total inventories and
inventoried costs                17,468,285     13,792,442


Less non-current inventories
and inventoried costs             8,734,763      7,697,917


Current portion of inventories
and inventoried costs            $8,733,522     $6,094,525

Inventories and inventoried costs as of April 30, 1995 under the amended Bristol contract consist of bark awaiting processing in the amount of $2,633,209 for which the Company had received progress payments totaling $2,633,209. As of October 31, 1995, the Company held no Bristol inventories.


5.        LONG TERM LIABILITIES

Long term liabilities consists of the following:

                                      October 31,    April 30,
                                      1995           1995
Note payable to former stockholders
of Shuster, with interest of 5.5%,
due and payable on July 19, 1996,
collateralized by a certificate of
deposit for $582,349.                 $549,135

Note payable to bank with interest
at 10.0% per annum, payable in
monthly installments including
interest of $605 and due January
2025, collateralized by land.            67,075       $68,825

Capital lease obligations for
vehicles and equipment with monthly
payments ranging from $199 to $3,061
and interest rates ranging
from 7.9% to 15.4%.                     157,243        73,172

Other                                    77,256

                                        850,709       141,997
Less current portion                    654,687        30,919
Long term liabilities                  $196,022      $111,078

6.        MAJOR CUSTOMER

The Company recognized revenues of $1,617,845 or 23.0% of total revenues and $2,184,193 or 19.8% of total revenues from a major customer during the three and six months ended October 31, 1995, respectively. In connection with a contract with another major customer, the Company recognized revenues of approximately $3,428,229 and $5,610,080 during the three and six months ended October 31, 1994, respectively, or 51% and 47% of total revenues, respectively.


7.        SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental Cash Flow Information - The amounts paid by the
Company for interest are as follows:

                  Three months ended        Six months ended
                  October 31,              October 31,
                  1995        1994         1995        1994
Interest          $19,266     $8,004       $25,677     $31,075

Effective July 21, 1995, the Company acquired all of the stock of Shuster for $3,593,117 in cash and $621,953 in notes. On October 20, 1995, the Company paid an additional $141,570 in cash and $4,438 in notes as a purchase price adjustment.

    The net assets purchased were as follows:

     Current assets                     $1,884,353
     Property and equipment                684,840
     Long-term assets and goodwill       2,431,840
     Current liabilities                  (541,824)
     Long-term liabilities                 (98,131)
     Net assets                         $4,361,078

Effective May 1, 1994, the Company acquired substantially all the net assets of Ironwood Evergreens for $1,045,053. The net assets purchased were as follows:

     Current assets                     $1,381,660
     Property and equipment                210,687
     Current liabilities                (1,515,632)
     Long-term liabilities                (178,645)
     Net assets (liabilities)            $(101,930)

Part 1, Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company continued its transition to become a multi-product, multi- customer manufacturer of special products from natural sources in the second quarter of fiscal 1996 and began to achieve a distribution of its revenue over broader product areas. For the three years prior to fiscal 1995, substantially all of the revenue, profitability and cash flow of the Company had come from the production and sale of paclitaxel to Bristol- Myers Squibb Company (Bristol). In fiscal 1995, sales to Bristol amounted to only 27% of total revenues as the Company made final shipments of paclitaxel to Bristol under the terms of an amended contract which Bristol chose not to renew. The Company was not profitable in the second quarter of fiscal 1996 and management does not expect the Company to be profitable for the fiscal year ending April 30, 1996.

Management has implemented plans which are designed to return the Company to profitability during fiscal 1997. These plans, particularly in the new product areas, anticipate, among other factors, the attainment of certain revenue levels, and minimal problems with early production runs. There can be no assurance of when profitability will be attained.

Given the financial strength of the Company and its strong liquidity position, the Company continues to evaluate opportunities for acquisitions and investments to broaden its market base.

During the second quarter of fiscal 1996, the Company continued to invest its time, energy and finances to develop its four major product and service areas: Health Care Products, Food Ingredient Products, Technical Services, and Secondary Forest Products. During fiscal 1995, management analyzed its cost structure and reduced costs to minimize operating losses by restricting salaries, benefits, and travel and controlling other specific expenses as appropriate, and management continues to control its costs.

As part of its dedicated effort to find new sources of revenue through business development activities with new customers or by acquisition, the Company acquired all of the stock of Herbert V. Shuster, Inc. (Shuster) effective July 21, 1995 for approximately $4,400,000 in cash and notes plus a performance based earnout for meeting certain milestones over the next five years. Shuster is a consumer research and development firm and contract laboratory with headquarters in the Boston area and another facility in the Atlanta area. See further discussion under Technical Services section.

The following is a discussion of the Company's activities in its four product and service areas.

HEALTH CARE PRODUCTS

Pharmaceuticals - On May 12, 1994, the Company entered into a multi-year, world-wide and mutually exclusive Supply Agreement (Supply Agreement) with American Home Products Company (American Home Products), formerly American Cyanamid Company (Cyanamid), whereby the Company will supply bulk paclitaxel to American Home Products. On that same day, the Company and American Home Products also entered into a Research and Development Collaboration Agreement (R&D Agreement) which calls for the two companies to cooperate in the research and development of new products derived from naturally or synthetically produced taxanes.

The research and development program, which has an initial two year term, is to be funded by American Home Products. The R&D Agreement provides that American Home Products is granted an option to sell exclusively throughout the world any product which arises from the research and development program and which is to be used in the field of drug therapy for human disease. The R&D Agreement contemplates that the Company will supply American Home Products with any such bulk products and will receive milestone and royalty payments as American Home Products further develops and sells the finished products.

The R&D Agreement calls for the two companies to cooperate in a mutually exclusive manner in a research and development program funded by American Home Products which is designed to develop new products derived from naturally or synthetically produced taxanes. This program has an initial two year term which can be extended for up to five additional years by American Home Products. Intellectual property resulting from the research and development program will be jointly owned. The Company has the exclusive right to sell products from the research and development program for use in other fields, paying a royalty to American Home Products. Either party may terminate the agreement upon the occurrence of uncured breaches of contract or the insolvency of the other party.

The Company will supply the bulk paclitaxel to American Home Products on a two-part formula price basis which includes an initial Transfer Payment upon transfer of the bulk paclitaxel and a subsequent Final Payment when American Home Products sells Finished Products which contain the bulk paclitaxel. The contract calls for certain minimum purchase requirements (which are subject to variation based upon the Company's production costs) which are expected to result in aggregate Transfer Payments of approximately $8,000,000 during the first three years.

The contract also called for a $1,000,000 payment upon execution of the agreements (which payment was received by the Company in May 1994) and advance purchase payments aggregating up to $3,400,000 contingent upon the following milestones being met: the first filing of a product registration for a Finished Product anywhere in the world, first approval of such product registration, the first filing of such a product registration in the United Kingdom, Germany or France, upon approval of such foreign product registration, upon filing of such product registration with the FDA and upon approval of such FDA registration. Amounts otherwise payable to the Company by American Home Products as Final Payments when Finished Products are sold will be reduced by as much as 30% in any calendar year until such reductions aggregate advance purchase payments previously made.

The Company believes that activities under its agreement with American Home Products are proceeding favorably and that American Home Products is actively pursuing approvals to sell paclitaxel in countries other than the United States. While difficult to predict the exact timing, management expects that approval to sell paclitaxel in some countries will be obtained by American Home Products by the latter part of fiscal 1997.

During the second quarter of fiscal 1996, shipments of paclitaxel under the Supply Agreement were made to American Home Products totaling $1,430,345, which exceeded the minimum requirement per the Supply Agreement. The Company expects continued minimal sales requirements to be fulfilled in fiscal 1996. In the six months ended October 31, 1995, paclitaxel shipments totaling $1,809,193 were made to American Home Products.

The Company continued to produce sanguinaria extract during the second quarter of fiscal 1996. Sanguinaria extract, a natural antimicrobial, is the key ingredient in Colgate's
Viadent(Registered Tradmark) toothpaste and oral rinse products. Shipments totaling $224,880 were made in the quarter ended October 31, 1995. Production will continue into fiscal 1997 as the Company will ship sanguinaria extract to complete a fifteen month purchase order.

During the third quarter of fiscal 1995, the Company entered into a research agreement with Dovetail Technologies, Inc. (Dovetail) to work on a novel class of compounds which demonstrate potent anticancer activity in animal studies. The Company will provide chemistry and manufacturing services for Dovetail's proprietary compounds. These compounds appear to reinforce the body's inherent ability to fight cancer by enhancing the body's immune system. They may also amplify vaccine response to increase protection from future infections. Even at high doses of these compounds, toxicity has not yet been identified. They have produced a dramatic anticancer response in early laboratory studies. During the second quarter of fiscal 1996, the Company continued to perform research work on these compounds. The Company does not expect to recognize revenues on this research project in the foreseeable future.

Nutraceuticals - The Company initiated the technical and business plans necessary to enter the nutraceuticals market during fiscal 1995 and made shipments totaling $190,068 in the second quarter of fiscal 1996. Revenues in the first six months of fiscal 1996 were $197,080. Backlog of orders as of November 28, 1995 totaled $865,195. The term nutraceuticals is used to identify the broad range of natural, healthful products that are used to supplement the diet by increasing the total dietary intake of important nutrients. The United States market is over $200 million and is growing at over 20% per year, according to industry sources. The Company's current products include liquid and dry herbal extracts of echinacea, valerian, siberian ginseng, panax ginseng, goldenseal, and chamomile. Management believes that the Company's expertise in the production of special products from natural sources and extensive regulatory experience position it well in this market area. However, management is unable to predict the amount of future revenues from these nutraceutical products.

FOOD INGREDIENT PRODUCTS

Natural Flavor Extracts - In October 1994, the Company and Tastemaker, the fifth largest flavor producer in the world, renewed a strategic alliance for the joint development and manufacture of natural flavor extracts. The Company is primarily responsible for the development and manufacture of the products. Tastemaker will assist in the development through its marketing knowledge and expertise and is primarily responsible for selling the products to final customers. Sales and profits were below expectations in the quarter ended October 31, 1995 due to lower than expected requirements from the final customers. Management intends to continue to invest in natural flavor extracts with the belief that these products can become significant to overall revenues.

Natural Food Additives - During the second quarter of fiscal 1996, the Company continued to develop natural food additive products. Food additives are products which perform a function in foods, such as preservatives, stabilizers, colorants, antioxidants, and nutritional additives. The Company's objective is to rapidly build a quality line of products generating revenues and profits as a world leader in the development and manufacture of natural food additives. Beta carotene is sold into the healthcare products and food ingredients markets as a colorant, antioxidant and a nutritional supplement. The beta carotene market represents $100 million in annual worldwide sales according to industry sources. In fiscal 1995, the Company established a joint venture relationship with Cyanotech which will manufacture, market and sell natural beta carotene. In addition, the Company began production of rosemary extract products in the second quarter of fiscal 1995. Rosemary extracts have been used for centuries to inhibit oxidative deterioration of fats and oils, however, widespread use has been limited by excessive flavor and odor of rosemary extracts. The Company's patent pending extraction process minimizes rosemary's flavor and odor components while preserving its natural oxidative stabilization characteristics.

No revenue from natural food additive products was recognized in the second quarter of fiscal 1996. The Company has received increased interest from potential customers; however, management is unable to predict the timing and amount of future revenues from natural food additive products.

SECONDARY FOREST PRODUCTS

The Company acquired substantially all of the net assets of Ironwood Evergreens, Inc. (Ironwood) in May 1994 through its wholly-owned subsidiary Hauser Northwest. During the second quarter of fiscal 1996, the Company was successful in expanding its purchasing operations into Canada and Oregon, thereby providing a consistent supply of raw materials for customer demands at a reduced cost. The Company also saw an expansion of its domestic western and Christmas greens market. The Company completed negotiations with potential vendors to expand its product base to include dried and preserved tropical products. With emphasis in these strategic areas, management believes that Ironwood can generate revenues and profits in excess of its historical levels, dependent upon market uncertainties and weather conditions. Because of these uncertainties, management is unable to quantify the rate of growth of future revenues and profitability, if any, of Ironwood.

The acquisition of Ironwood enabled the Company to retain its bark harvesting capabilities in the Northwest and incorporate that seasonal activity into Ironwood's year-around operation, thereby significantly reducing the cost of bark collection. During the first quarter of fiscal 1996, the Company completed its annual harvest of Pacific Yew bark for the manufacture of bulk paclitaxel. Management believes that there is now enough quality bark in inventory to meet the production requirements of the Supply Agreement for the next two years.

TECHNICAL SERVICES

The Technical Services Division, which provides applied problem solving and contract laboratory services in the fields of chemistry, engineering and material science, experienced revenue growth in the second quarter of fiscal 1996 of 244% percent over the same period last year. Approximately 50% of this growth results from the acquisition of Shuster; the remainder results from increased customer demand and the Company's expansion of laboratory services into the natural products market. Management believes that demand for technical services provided by the Company will continue and expects this service group to continue to grow.

As part of its dedicated effort to find new sources of revenue through business development activities with new customers or by acquisition, the Company acquired all of the stock of Shuster effective July 21, 1995. Shuster is a consumer research and development firm and contract laboratory with headquarters in the Boston area and another facility in the Atlanta area. Shuster has developed a reputation over a forty year period for delivering high quality services and has been a profitable operation with unaudited revenues in excess of $6,000,000 and net income of $192,000 for its fiscal year ended December 31, 1994.

Shuster has a clientele of nationally known companies and operates in areas that are complementary to the services provided by the Company's own laboratories. Areas of expertise for Shuster include food product development, household chemical formulation, nutritional supplement and pharmaceutical assay and formulation, microbiological assay, FDA labeling and a significant number of related areas focused around consumer products. The acquisition increases the Company's presence in East Coast markets and in markets related to current manufacturing activities in Health Care products and Food Ingredients. Management expects this area to continue growing and provide significant revenues and earnings over the next few years. Combining Shuster with the Company's laboratories has created an expanded Technical Service profit center which also enhances the Company's direct contact with the marketplace, and continues the Company's tradition of using Technical Services as an important method for generating new business opportunities in the markets the Company serves.

Shuster will operate as a wholly-owned subsidiary under its own name and key Shuster executives will continue to manage the new subsidiary under the direction of Company management.


RESULTS OF OPERATIONS:

Statement of Operations

                                                Three months ended         Six months ended
                                                October 31,                October 31,
                                             1995          1994         1995         1994
Total revenues                               $7,019,003    $6,722,296   $11,053,177  $11,902,533
Gross margin                                    308,787     3,139,806      (403,446)   4,998,258
Research and development                        422,292       574,984       889,187    1,107,141
Sales and marketing                             627,549       215,276       947,531      369,628
General and administrative                    1,929,913     1,553,584     3,489,453    2,945,139
Income (loss) from operations                (2,670,967)      795,962    (5,729,622)     576,350
Net income (loss)                            (1,589,063)      902,437    (3,353,398)     972,479
Earnings (loss) per share                   $      (.15)  $       .09   $      (.32) $       .09
Number of shares                             10,340,000    10,569,732    10,336,467   10,525,203

Percentage Relationship to Total Revenues

                                   Three months ended       Six months ended
                                   October 31,              October 31,
                                1995         1994        1995        1994
Total revenues                  100.0%       100.0%      100.0%      100.0%
Gross margin                      4.4%        46.7%       (3.7%)      42.0%
Research and development          6.0%         8.6%        8.0%        9.3%
Sales and marketing               8.9%         3.2%        8.6%        3.1%
General and administrative       27.5%        23.1%       31.6%       24.7%
Income (loss) from operations   (38.1%)       11.8%      (51.8%)       4.8%
Income (loss) before taxes      (34.8%)       17.3%      (46.7%)      10.7%
Net income (loss)               (22.6%)       13.4%      (30.3%)       8.2%

Balance Sheet

                                     October 31,      April 30,
                                     1995             1995
     Working capital                 $34,482,981    $37,156,490
     Property and equipment, net      26,735,964     25,711,954
     Total assets                     81,124,203     82,575,167
     Net stockholder's equity         73,975,550     77,391,459

REVENUES.   Total revenues increased 4.4% to $7,019,003 in the
second quarter of fiscal 1996 from $6,722,296 in the second quarter of fiscal 1995 primarily because of increases in technical services offset by reduced revenues of paclitaxel.

Total revenues of $11,053,177 first six months of fiscal 1996 decreased 7.1% from revenues of $11,902,533 in the first six months of fiscal 1995. This decrease was primarily due to the absence of revenues from Bristol offset by increases in revenues from technical services and secondary forest products.

A breakout of the Company's revenues by product and service groupings is as follows:

                                                 Three months ended         Six months ended
                                                 October 31,                October 31,
Revenues                                      1995         1994          1995          1994
Healthcare products (includes
pharmaceuticals and nutraceuticals)           $2,032,793   $3,973,687    $2,676,786    $6,919,690


Food ingredients products (includes
flavors and food additives)                      413,125      255,890       758,789       897,018

Technical services (includes chemistry,
engineering R&D third party services,
and Shuster)                                   2,836,891      824,750     4,426,713     1,474,918

Secondary forest products
(includes Ironwood)                            1,736,194    1,667,969     3,190,889     2,610,907

                                              $7,019,003   $6,722,296   $11,053,177   $11,902,533

Healthcare Products:
Revenues from paclitaxel for the second quarter of fiscal 1996 decreased 54.2% compared to the second quarter of fiscal 1995. Revenues from paclitaxel in the first six months of fiscal 1996 were $1,809,193 compared to $3,927,971 in the same period in fiscal 1995. This decrease was due to the cessation of sales of paclitaxel to Bristol. Revenues of paclitaxel from Bristol in the second quarter of fiscal 1995 were $3,343,000 or 49.7% of total revenues. The shipments of paclitaxel in fiscal 1996 to American Home Products under the Supply Agreement were $1,430,345 in the second quarter of fiscal 1996 or 20.4% of total revenues and $1,809,193 in the first six months of fiscal 1996 or 16.4% of total revenues.

Food Ingredients Products:
Flavors revenues in the second quarter of fiscal 1996 increased 61.4% compared to the second quarter of fiscal 1995. The increase is primarily related to increased profit share revenues as provided for in the joint venture agreement with Tastemaker. Flavors revenues in the six months ended October 31, 1995 were $758,789 compared to $897,018 in the same period last year. The decrease is primarily due to lower sales of flavor extracts to Tastemaker's end customers. The Company's flavor extracts are used primarily in new product introductions and as a result will experience volatility related to the progress of these new products in the market. Management believes there is a market for natural flavor extracts and plans to work closely with Tastemaker to increase revenues. The extent to which these efforts will be successful is unknown at this time.

Technical Services:
Technical Services revenues increased to $2,836,891 in the second quarter of fiscal 1996 compared to $824,750 in the same quarter of fiscal 1995, an increase of 244%. This reflects a decreasing use of technical services personnel in paclitaxel activities and a redirection and emphasis of their efforts to revenue producing activities for outside clients including the expansion of laboratory services into the natural products market. Also included in the second quarter of fiscal 1996 is revenue from Shuster of $1,367,835. For comparative purposes, Shuster's unaudited revenues in the same period last year were $1,833,752.

Technical Services revenues in the first six months of fiscal 1996 were $4,426,713, an increase of 200% from $1,474,918 in the same period last year. Included in the six month period ended October 31, 1995 is revenue from Shuster of $1,837,517 representing the period from July 21, 1995 to October 31, 1995. For comparative purposes, Shuster's unaudited revenues in the same period last year were $2,361,514.

Secondary Forest Products:
Revenues from Secondary Forest Products in the second quarter of fiscal 1996 were $1,736,194, an increase of 4.1% over the second quarter of fiscal 1995. Revenues for the first six months of fiscal 1996 were $3,190,889 compared to $2,610,907 in the first six months of fiscal 1995, an increase of 22.2%. This increase reflects the Company's success in expanding its purchasing operations in Canada and Oregon, thereby providing a consistent supply of raw materials for customer demands, and an expansion of the domestic western and Christmas greens market.

GROSS MARGIN. Gross margin in the first quarter of fiscal 1996 was 4.4% of total revenues as compared to 46.7% in the same quarter of fiscal 1995. Gross margin in the first six months of fiscal 1996 was (3.7%) of total revenues compared to 42.0% in the first six months of fiscal 1995. The reduction is the result of the significantly reduced revenues of paclitaxel from Bristol. Revenue generating products in fiscal 1996, including paclitaxel to American Home Products, food flavorings, secondary forest products and technical services, all yield significantly lower margins than the sale of paclitaxel to Bristol. Also, fixed manufacturing costs contributed to the lower gross margin because of excess capacity. Management expects gross margins to remain lower than historical levels for the foreseeable future, due primarily to the end of revenues from the amended Bristol contract which carried a significantly higher gross margin.

OPERATING EXPENSES. Research and development expenses were $422,292 in the second quarter of fiscal 1996 compared to $574,984 in the first quarter of fiscal 1995. In the first six months of fiscal 1996, research and development expenses were $889,187 compared to $1,107,141 in the first six months of fiscal 1995. The Company intends to actively pursue research and development efforts and these costs are likely to increase in future periods.

Sales and marketing expenses increased $412,273 in the quarter ended October 31, 1995 from the same period in the previous year. Sales and marketing expenses in the first six months of fiscal 1996 were $947,531 compared to $369,628 in the same period last year. Both of these increases are primarily due to the sales and marketing expenses for Shuster which were $373,979 and $490,404 in the three and six month periods ended October 31, 1995, respectively. The remaining increase represents the Company's increased efforts to market new products, particularly in the areas of nutraceuticals and food additives.

General and administrative expenses were $1,929,913 in the second quarter of fiscal 1996 compared to $1,553,584 in the second quarter of fiscal 1995. Included in the quarter ended October 31, 1995 is $495,613 from Shuster and $151,389 of certain departmental expenses previously classified as cost of sales. Excluding Shuster and the reclassification of these expenses, general and administrative expenses in the second quarter of fiscal 1996 were $1,282,911, a decrease of 17.4% as compared to the same period last year. The Company continues to evaluate opportunities to reduce general and administrative costs where appropriate. In the six months ended October 31, 1995, general and administration costs were $3,596,473 compared to $2,945,139 in the same period last year. Shuster contributed general and administrative costs of $658,611 to the first six months of fiscal 1996, and certain departmental expenses previously classified as cost of sales totaled $283,988 in the same period. Excluding Shuster and the reclassification of these expenses, general and administrative expenses in the first six months of fiscal 1996 were $2,653,874, a decrease of 9.9% as compared to the same period last year.

INTEREST INCOME. Interest income was $245,521 and $596,102 in the second quarter and first six months of fiscal 1996, respectively, compared to $375,074 and $727,204 in the same periods of fiscal 1995, because of lower funds available for investment offset by higher interest rates.



LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Total cash and cash equivalents plus short-term and long-term investments were $22,045,022 at October 31, 1995 compared to $31,679,693 at April 30, 1995. The decrease is due primarily to expenditures for the harvesting of Company Pacific Yew bark, the acquisition of Shuster, capital expenditures, raw material purchases for new product areas, and other general working capital requirements. The Company has a line of credit totaling $1,500,000 which expires in September 1996. As of October 31, 1995, the Company had not borrowed any funds against this line of credit. In addition, the Company has filed for income tax refunds of approximately $2,400,000 which it expects to receive by the end of the current fiscal year. In connection with the acquisition of Ironwood in May 1994, the Company assumed obligations under two existing bank revolving lines of credit totaling approximately $1,300,000. Amounts outstanding under these lines of credit were repaid by the Company in October 1994. The Company believes that cash reserves, funds generated from operations, including the tax refund, and available borrowings from the line of credit will be sufficient to fund the Company's operations through at least the next twelve months.

The Company believes that its long-term liquidity position is strong. The maturities of the Company's investments, which generally do not extend beyond two years, are staggered such as to allow the Company to access the funds upon their maturation in a manner to allow the Company to meet its obligations as they are expected to become due.

WORKING CAPITAL. Working capital as of October 31, 1995 was $34,482,981 compared to $37,156,490 as of April 30, 1995.
Inventories have increased as the Company has harvested yew bark for future use and input some of the bark to the production of paclitaxel for future sale. In addition, the Company has a substantial inventory of taxanes available for sale in the future. Non-current inventories reflect the portion of each of these inventories which is not expected to be sold in the next twelve months.

PROPERTY AND EQUIPMENT. Purchases of property and equipment the second quarter of fiscal 1996 totaled $657,236. This was principally comprised of equipment purchased for the production of rosemary and other capital improvements for general operating activities.

SEASONALITY. The Company's operations have previously been subject to seasonality due to the concentration of bark collection revenues for Bristol in the summer months when the bark is easiest to collect. Because of this concentration, total revenues had historically been higher in the first and second quarter of each fiscal year but, because of the lower gross margin associated with bark collection compared to processing of natural products, the gross margins in the first and second quarters had historically been lower than those normally experienced in the other two quarters of the fiscal year. Beginning in fiscal 1995, and in the future, although the Company may be collecting bark for its own use, bark revenue will no longer be recognized. Thus the effect of this seasonal activity on the results of operations will be significantly diminished.

Ironwood's results from operations are expected to be strongest in the third and fourth quarters because of the nature of the decorative forest products business.

Additionally, the Company has experienced seasonality in its flavors product line primarily in advance of the demand for summer beverages, in which most of its products are used.

Part 2

               Item 1    Legal Proceedings
                         None

               Item 2    Changes in Securities
                         None

               Item 3    Defaults Upon Senior Securities
                         None

               Item 4    Submission of Matters to a Vote of
                         Security Holders
                         None

               Item 5    Other Information
                         None

               Item 6    Exhibits and Reports on Form 8-K
                         (a)  Exhibits
                              (i) Exhibit 10.1 - Stock
                                  Purchase Agreement relating
                                  to the acquisition of
                                  Herbert V. Shuster, Inc.
                                  dated July 19, 1995.
                              (ii)  Exhibit 27 Financial Data
                                    Schedule for 6-MOS. ended
                                    October 31, 1995
                         (b)  No reports on Form 8-K have been
                              filed during the quarter ended
                              October 31, 1995.

                                 FORM 10 Q

                                SIGNATURES

Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAUSER CHEMICAL RESEARCH, INC.


Date:  December 14, 1995

/Dean P. Stull
Dean P. Stull,
Chairman of the Board and CEO

Date:  December 14, 1995

/William E. Paukert
William E. Paukert,
Chief Financial Officer and Treasurer