Form 10-Q
period 1996-01-31
HAUSER CHEMICAL RESEARCH INC
filed 1996-03-14
CIK 773723

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

For Quarter Ended                  Commission File No. 0-17174
January 31, 1996


                      HAUSER CHEMICAL RESEARCH, INC.



Delaware                                            84-0926801
(State or other jurisdiction            (I.R.S. Identification
of incorporation or organization                       Number)

5555 Airport Boulevard, Boulder, Colorado                80301
(Address of principal executive offices)            (Zip Code)


  Registrant's telephone number,                (303) 443-4662
       including area code:



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            Yes   X          No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Common Stock, $ .001 par value                10,548,694
            Class                             Outstanding at
                                              January 31, 1996

HAUSER CHEMICAL RESEARCH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

                                    Three months ended          Nine months ended
                                    January 31,                 January 31,
                                    1996          1995          1996         1995
REVENUES:
  Natural product processing        $4,091,234    $4,727,436    $10,717,698  $15,155,049
  Technical services                2,413,258     881,400       6,839,971    2,356,320
        Total revenues              6,504,492     5,608,836     17,557,669   17,511,369

COST OF REVENUES                    6,215,006     6,797,358     17,671,629   13,701,633

GROSS MARGIN                        289,486       (1,188,522)   (113,960)    3,809,736

OPERATING EXPENSES:
  Research and development          397,600       598,132       1,286,787    1,705,273
  Sales and marketing               564,991       308,416       1,512,522    678,044
  General and administrative        2,159,468     1,217,794     5,648,926    4,162,933
        Total operating expenses    3,122,059     2,124,342     8,448,235    6,546,250

LOSS FROM OPERATIONS                (2,832,573)   (3,312,864)   (8,562,195)  (2,736,514)

OTHER INCOME (EXPENSE):
  Interest income                   222,328       549,600       818,430      1,276,804
  Interest expense                  (15,423)      0             (41,100)     (31,075)
        Other income - net          206,905       549,600       777,330      1,245,729

LOSS BEFORE INCOME TAXES            (2,625,668)   (2,763,264)   (7,784,865)  (1,490,785)

INCOME TAX BENEFIT                  (919,257)     (807,000)     (2,725,056)  (507,000)

NET LOSS                            $(1,706,411)  $(1,956,264)  $(5,059,809) $(983,785)


NET LOSS PER SHARE                  $(0.16)       $(0.19)       $(0.49)      $(0.09)

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                10,344,007    10,509,248    10,337,953   10,547,695


See notes to consolidated financial statements.

HAUSER CHEMICAL RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

                                                                      January 31,         April 30,
ASSETS                                                                1996                1995
                                                                      (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                           $2,881,426          $4,244,874
  Held-to-maturity investments                                        14,952,475          20,442,944
  Accounts receivable, less allowance for doubtful accounts:
      January 31, 1996, $282,685; April 30, 1995, $217,130            6,400,899           5,507,482
  Income taxes receivable                                             2,725,376           2,230,880
  Inventories and inventoried costs, current                          9,414,414           6,094,525
  Prepaid expenses and other                                          802,459             522,470
  Deferred income tax assets                                          210,602             395,492
        Total current assets                                          37,387,651          39,438,667

PROPERTY AND EQUIPMENT
  Land and buildings                                                  7,227,148           7,040,283
  Lab and processing equipment                                        27,742,893          25,135,330
  Furniture and fixtures                                              5,475,686           5,426,698
        Total property and equipment                                  40,445,727          37,602,311
  Accumulated depreciation and amortization                           (14,096,236)        (11,890,357)
        Net property and equipment                                    26,349,491          25,711,954

OTHER ASSETS:
  Held-to-maturity investments                                        993,750             6,991,875
  Goodwill, less accumulated amortization:
       Janaury 31, 1996, $556,686; April 30, 1995, $281,784           3,723,046           1,464,821
  Inventories, non-current                                            9,184,433           7,697,917
  Deposits and other                                                  458,238             169,933
  Other investments                                                   1,100,000           1,100,000
        Total other assets                                            15,459,467          17,424,546

TOTAL                                                                 $79,196,609         $82,575,167


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                    $988,181            $1,268,006
  Notes payable                                                       655,267             30,919
  Accrued salaries and wages                                          969,072             302,014
  Accrued vacation pay                                                313,359             213,955
  Other current liabilities                                           1,005,813           467,283
        Total current liabilities                                     3,931,692           2,282,177

LONG TERM LIABILITIES                                                 186,866             111,078

DEFERRED INCOME TAXES                                                 2,790,453           2,790,453


STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value; 50,000,000 shares
     authorized; shares issued:
    January 31, 1996, 10,548,694; April 30, 1995, 10,526,079          10,549              10,526
  Additional paid-in capital                                          59,310,848          59,266,173
  Treasury stock, at cost
    January 31, 1996, 201,100 shares; April 30, 1995, 181,100 shares  (1,054,812)         (966,062)
  Retained earnings                                                   14,021,013          19,080,822
        Net stockholders' equity                                      72,287,598          77,391,459

TOTAL                                                                 $79,196,609         $82,575,167

See notes to consolidated financial statements.

HAUSER CHEMICAL RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

                                                             Nine months ended
                                                             January 31,

                                                             1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $(5,059,809)    $(983,785)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                              2,569,619       2,272,301
  Loss on disposal of assets                                 176,004
  Amortization of investment premium (discount)              72,609          (103,630)
  Deferred income tax expense (benefit)                      184,890         (75,429)
  Change in assets and liabilities, net of effects from
    the purchase of Shuster and Ironwood:
       Accounts receivable                                   109,807         7,821,009
       Income taxes receivable                               (456,130)       (709,367)
       Inventories and inventoried costs                     (4,806,405)     (6,176,900)
       Prepaid expenses and other                            (203,190)       (338,687)
       Accounts payable                                      (436,801)       (312,320)
       Other accrued liabilities                             915,019         830,616
Net cash provided by (used in) operating activities          (6,934,387)     2,223,808

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                        (2,414,576)     (2,997,215)
  Deposits and other                                         (77,173)        109,772
  Purchase of Shuster's common stock, net of cash acquired   (3,286,902)
  Purchase of Ironwood net assets                                            (1,045,053)
  Purchase of investments                                                    (8,346,938)
  Maturity of investments                                    11,415,985      7,143,744
Net cash provided by (used in) investing activities          5,637,334       (5,135,690)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of notes payable                                                (1,301,408)
  Repayments of long-term debt and capitalized leases        (22,343)        (3,184)
  Proceeds from issuance of common stock                     44,698          231,531
  Purchase of treasury stock                                 (88,750)        (50,625)
Net cash used in financing activities                        (66,395)        (1,123,686)

Net decrease in cash and cash equivalents                    (1,363,448)     (4,035,568)

Cash and cash equivalents, beginning of period               4,244,874       9,401,404

Cash and cash equivalents, end of period                     $2,881,426      $5,365,836

See notes to consolidated financial statements.

HAUSER CHEMICAL RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 1996 AND APRIL 30, 1995 AND FOR THE THREE
AND NINE MONTH PERIODS ENDED JANUARY 31, 1996 AND 1995


1.    BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of January 31, 1996 and the results of its operations and cash flows for the periods ended January 31, 1996 and 1995. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain fiscal 1995 amounts have been reclassified to conform to the fiscal 1996 presentation.

Effective July 21, 1995, the Company acquired all of the stock of Herbert V. Shuster, Inc. (Shuster) for approximately $4,400,000 in cash and notes plus a performance based earnout for meeting certain milestones over the next five years. Shuster is a consumer research and development firm and contract laboratory with headquarters in the Boston area and another facility in the Atlanta area. The following pro forma unaudited consolidated results of operations for the nine months ended January 31, 1996 and January 31, 1995 have been prepared assuming the Shuster acquisition occurred as of the beginning of the earliest period presented. The pro-forma unaudited revenues for Shuster used for this comparison were $4,167,306 for the nine months ended January 31, 1996 and $5,238,590 for the nine months ended January 31, 1995. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of results of operations which actually would have resulted had the combination been in effect on the dates indicated, or which may result in the future.

                                Nine months ended January 31,
                                1996           1995
Revenues                        $18,547,255    $22,796,259
Net loss                         (5,085,942)      (933,436)
Net loss per share                   $(0.49)        $(0.09)

2.    ACCOUNTING POLICIES
The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the Company's form 10-K filed for the year ended April 30, 1995.


3.    INVESTMENTS
The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). SFAS 115 generally expands the use of fair value accounting for those securities but retains the use of the amortized cost method for investments in debt securities that the reporting enterprise has the positive intent and ability to hold to maturity. Below is a table of held-to-maturity investments as of January 31, 1996:

                               Amortized     Unrealized   Unrealized     Market
Issues                         Cost          Gains        Losses         Value
Maturities less than 1 year:
U.S. Treasury Securities       $8,976,350    $37,720      $(13,010)      $9,001,060
Mortgage Backed Securities      3,978,000     59,820                      4,037,820
Municipal Securities            1,998,125     14,380        (3,125)       2,009,380
Total                          14,952,475    111,920       (16,135)      15,048,260

Maturities 1-2 Years:
Mortgage Backed Securities        993,750      5,650                        999,400

Total Investments              $15,946,225   $117,570      $(16,135)     $16,047,660

Below is a table of held-to-maturity investments as of April 30, 1995:

                               Amortized     Unrealized   Unrealized     Market
Issues                         Cost          Gains        Losses         Value
Maturities less than 1 year:
U.S. Treasury  Securities      $8,974,779    $15,210      $(123,439)     $8,866,550
Mortgage Backed Securities      9,502,379     10,908        (55,513)      9,457,774
Municipal Securities            1,965,786          0              0       1,965,786
Total                          20,442,944    $26,118       (178,952)     20,290,110

Maturities 1-3 Years:
U.S. Treasury Securities        2,000,000     16,880        (21,250)      1,995,630
Mortgage Backed Securities      2,993,750     37,190        (12,050)      3,018,890
Municipal Securities            1,998,125      6,880        (35,625)      1,969,380
Total                           6,991,875     60,950        (68,925)      6,983,900
Total Investments              $27,434,819    $87,068      $(247,877)    $27,274,010

4.        INVENTORIES
Inventories and inventoried costs are classified as follows:

                                                   January 31,      April 30,
                                                   1996             1995
    Raw material and supplies                      $12,179,214      $7,662,412
    Work in process                                  3,586,567       5,618,219
    Finished goods                                   2,833,066         511,811

    Total inventories and inventoried costs         18,598,847       13,792,442

    Less non-current inventories and                 9,184,433       7,697,917
    inventoried costs

    Current portion of inventories and              $9,414,414      $6,094,525
    inventoried costs

Inventories and inventoried costs as of April 30, 1995 under the amended Bristol contract consisted of bark awaiting processing in the amount of $2,633,209 for which the Company had received progress payments totaling $2,633,209. As of January 31, 1996, the Company held no Bristol inventories.

5.        LONG TERM LIABILITIES
Long term liabilities consists of the following:

                                       January 31,   April 30,
                                       1996          1995
Note payable to former stock-
holders of Shuster, with interest
of 5.5%, due and payable on July
19, 1996, collateralized by a
certificate of deposit for $582,349.   $549,135

Note payable to bank with interest
at 10.0% per annum, payable in
monthly installments including
interest of $605 and due January
2025, collateralized by land.          65,360        $68,825

Capital lease obligations for
vehicles and equipment with
monthly payments ranging from
$199 to $3,061 and interest rates
ranging from 7.9% to 15.4%.            150,382       73,172

Other                                  77,256

                                       842,133       141,997
Less current portion                   655,267       30,919
Long term liabilities                  $186,866      $111,078

6.    MAJOR CUSTOMER
The Company recognized revenues of $279,086 or 4.3% of total revenues and $2,463,279 or 14.0% of total revenues from a major customer during the three and nine months ended January 31, 1996, respectively. In connection with a contract with a prior major customer, the Company recognized no revenues during the three months ended January 31, 1995. Revenues of $5,610,080 were recognized during the nine months ended January 31, 1995, or 32% of total revenues, from that customer.


7.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Supplemental Cash Flow Information - The amounts paid by the
Company for interest and income taxes are as follows:

              Three months ended        Nine months ended
              January 31,               January 31,
              1996        1995          1996        1995
Interest      $15,423                   $41,100     $31,075
Income Taxes                                        $169,150

Effective July 21, 1995, the Company acquired all of the stock of Shuster for $3,593,117 in cash and $621,953 in notes. On October 20, 1995, the Company paid an additional $141,570 in cash and $4,438 in notes as a purchase price adjustment. During the third quarter of fiscal 1996, the Company paid an additional $117,327 in closing costs.

     The net assets purchased were as follows:

     Current assets                     $1,884,353
     Property and equipment                684,840
     Long-term assets and goodwill       2,549,167
     Current liabilities                  (541,824)
     Long-term liabilities                 (98,131)
     Net assets                         $4,478,405

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

Part 1, Item 2.
Management's Discussion and Analysis of Financial Condition and Results of
Operations

OVERVIEW

The Company continued to experience progress in its efforts to become a multi-product, multi-customer manufacturer of special products from natural sources in the third quarter of fiscal 1996. For the three years prior to fiscal 1995, substantially all of the revenue, profitability and cash flow of the Company had come from the production and sale of paclitaxel to Bristol-Myers Squibb Company (Bristol). In fiscal 1995, sales to Bristol amounted to only 27% of total revenues as the Company made final shipments of paclitaxel to Bristol under the terms of an amended contract which Bristol chose not to renew. The Company was not profitable in the third quarter of fiscal 1996 and results were disappointing, particularly with regard to secondary forest products. See discussion under Secondary Forest Products section. Management does not expect the Company to be profitable for the fiscal year ending April 30, 1996.

Management continued to implement plans in the third quarter of fiscal 1996 which are designed to return the Company to profitability during fiscal 1997. These on-going plans, particularly in the new product areas, anticipate, among other factors, the attainment of certain revenue levels, minimal problems with early production runs, and continuation of cost controls. There can be no assurance of when profitability will be attained.

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

The Company believes that activities under its agreement with American Home Products are proceeding as expected and that American Home Products is actively pursuing approvals to sell paclitaxel in countries other than the United States. While difficult to predict the exact timing, management expects that approval to sell paclitaxel in some countries will be obtained by American Home Products by the latter part of fiscal 1997.

During the third quarter of fiscal 1996, no shipments of paclitaxel under the Supply Agreement were made to American Home Products. The Company expects minimal sales requirements to be fulfilled in fiscal 1996. In the nine months ended January 31, 1996, revenues under the Supply Agreement with American Home Products totaled $1,900,779.

The Company continued to produce sanguinaria extract during the third quarter of fiscal 1996. Sanguinaria extract, a natural antimicrobial, is the key ingredient in Colgate's Viadentr toothpaste and oral rinse products. Shipments totaling $233,929 were made in the quarter ended January 31, 1996. Production will continue into fiscal 1997 to complete the current contract with Colgate.

During the third quarter of fiscal 1995, the Company entered into a research agreement with Dovetail Technologies, Inc. (Dovetail) to work on a novel class of compounds which demonstrate potent anticancer activity in animal studies. The Company will provide chemistry and manufacturing services for Dovetail's proprietary compounds. These compounds appear to reinforce the body's inherent ability to fight cancer by enhancing the body's immune system at low doses. They may also amplify vaccine response to increase protection from future infections. These compounds have been found to be non-toxic, even at relatively high doses. They have produced a dramatic anticancer response in early laboratory studies. During the third quarter of fiscal 1996, the Company continued to perform research work on these compounds. The Company does not expect to recognize revenues on this research project in the foreseeable future. The Company has expended $145,776 on the research for this project for which it has an equity interest.

Nutraceuticals - The Company initiated the technical and business plans necessary to enter the nutraceuticals market during fiscal 1995 and made shipments totaling $259,922 in the third quarter of fiscal 1996, a 37% increase over the previous quarter. Revenues in the first nine months of fiscal 1996 were $457,002. The term nutraceuticals is used to identify the broad range of natural, healthful products that are used to supplement the diet by increasing the total dietary intake of important nutrients. The United States market is estimated to be over $200 million and is growing at over 20% per year, according to industry sources. The Company's current products include liquid and dry herbal extracts of echinacea, valerian, siberian ginseng, panax ginseng, goldenseal, and chamomile. Management believes that the Company's expertise in the production of special products from natural sources and extensive regulatory experience position it well in this market area. However, management is unable to predict the amount of future revenues from these nutraceutical products.

FOOD INGREDIENT PRODUCTS

Natural Flavor Extracts - In October 1994, the Company and Tastemaker, the fifth largest flavor producer in the world, renewed a strategic alliance for the joint development and manufacture of natural flavor extracts. The Company is primarily responsible for the development and manufacture of the products. Tastemaker will assist in the development through its marketing knowledge and expertise and is primarily responsible for selling the products to final customers. Sales and profits continued to be below expectations in the quarter ended January 31, 1996 due to lower than expected requirements from the final customers. Management is carefully reviewing expenditures related to new product development but believes that flavors products can become significant to overall revenues.

Natural Food Additives - During the third quarter of fiscal 1996, the Company continued to develop natural food additive products. Food additives are products which perform a function in foods, such as preservatives, stabilizers, colorants, antioxidants, and nutritional additives. The Company's objective is to build a quality line of products generating revenues and profits as a world leader in the development and manufacture of natural food additives. Beta carotene is sold into the healthcare products and food ingredients markets as a colorant, antioxidant and a nutritional supplement. The beta carotene market represents an estimated $100 million in annual worldwide sales according to industry sources. In fiscal 1995, the Company established a joint venture relationship with Cyanotech which will manufacture, market and sell natural beta carotene. In addition, the Company completed its initial production run of rosemary extract products in the third quarter of fiscal 1996, and is anticipating initial sales to commence in upcoming months. Rosemary extracts have been used for centuries to inhibit oxidative deterioration of fats and oils; however, widespread use has been limited by excessive flavor and odor of rosemary extracts. The Company's patent pending extraction process minimizes rosemary's flavor and odor components while preserving its natural oxidative stabilization characteristics.

No revenue from natural food additive products was recognized in the third quarter of fiscal 1996. The Company has received increased interest from potential customers; however, management is unable to predict the timing and amount of future revenues from natural food additive products.

SECONDARY FOREST PRODUCTS

The Company acquired substantially all of the net assets of Ironwood Evergreens, Inc. (Ironwood) in May of 1994 through its wholly owned subsidiary Hauser Northwest, Inc. During the third quarter of fiscal 1996 the company was successful in bringing to market a full line of dried and preserved products and in introducing tropical greens (leatherleaf) to its domestic and European markets, thus further diversifying the primary cut decorative greens business and increasing value to the customer base.

However, results of operations for secondary forest products in the quarter ended January 31, 1996 were extremely disappointing. The European market experienced significant difficulty, impacted by a softening in worldwide floral sales. Further, because Christmas retail sales were down generally, the market for Christmas greens products was also weaker than expected. As a result, perishable inventory of $269,000 was disposed and written off. The financial impact of the foregoing was an operating loss of $796,934 for Ironwood in the third quarter of fiscal 1996.

In light of the disappointing results in the third quarter of fiscal 1996, management has implemented numerous cost control measures designed to return the secondary forest products area to profitability, including closing some production plants and reducing staff. However, market uncertainties and weather conditions are difficult to predict, and therefore a return to profitability is uncertain. Management is unable to predict the exact timing and extent of profitable operations.

The acquisition of Ironwood enabled the Company to retain its bark harvesting capabilities in the Northwest and incorporate that seasonal activity into Ironwood's year-around operation, thereby significantly reducing the cost of bark collection. During the first quarter of fiscal 1996, the Company completed its annual harvest of Pacific Yew bark for the manufacture of bulk paclitaxel. In addition, the company is preparing to engage in another bark harvest during the summer months of 1996 to obtain enough bark to satisfy the production and sales requirements of the Supply Agreement for the next three to four years. With the completion of this harvest, management believes that the Company will no longer need to harvest yew bark in the future because cultivated sources will be utilized. Nursery grown, cultivated yew trees are believed to be the next source of paclitaxel and have proven to provide an acceptable raw material for processing.

TECHNICAL SERVICES

The Technical Services Division, which provides applied problem solving and contract laboratory services in the fields of chemistry, engineering and material science, experienced revenue growth in the third quarter of fiscal 1996 of 174% percent over the same period last year. Approximately 88% of this growth results from the acquisition of Shuster; the remainder results from increased customer demand and the Company's expansion of laboratory services into the natural products market. Management believes that demand for technical services provided by the Company will continue and expects this service group to continue to grow.

As part of its dedicated effort to find new sources of revenue through business development activities with new customers or by acquisition, the Company acquired all of the stock of Shuster effective July 21, 1995. Shuster is a consumer research and development firm and contract laboratory with headquarters in the Boston area and another facility in the Atlanta area. Shuster has developed a reputation over a forty year period for delivering high quality services and had been a profitable operation with unaudited revenues in excess of $6,000,000 and net income of $192,000 for its fiscal year ended December 31, 1994.

Shuster has a clientele of nationally known companies. Areas of expertise for Shuster include food product development, household chemical formulation, nutritional supplement and pharmaceutical assay and formulation, microbiological assay, FDA labeling and a significant number of related areas focused around consumer products. The acquisition increases the Company's presence in East Coast markets and in markets related to current manufacturing activities in Health Care products and Food Ingredients. Management expects this area to continue growing and provide significant revenues and earnings over the next few years. Combining Shuster with the Company's laboratories has created an expanded Technical Service profit center which also enhances the Company's direct contact with the marketplace, and continues the Company's tradition of using Technical Services as an important method for generating new business opportunities in the markets the Company serves.

Shuster is operating as a wholly-owned subsidiary under its own name and key Shuster executives continue to manage the subsidiary under the direction of Company management.

RESULTS OF OPERATIONS:

Statement of Operations

                            Three months ended            Nine months ended
                            January 31,                   January 31,
                            1996            1995          1996          1995
Total revenues              $6,504,492      $5,608,836    $17,557,669   $17,511,369
Gross margin                   289,486      (1,188,522)      (113,960)    3,809,736
Research and development       397,600        598,132       1,286,787     1,705,273
Sales and marketing            564,991        308,416       1,512,522       678,044
General and administrative   2,159,468      1,217,794       5,648,926     4,162,933
Loss from operations        (2,832,573)     (3,312,864)     (8,562,195)   (2,736,514)
Net loss                    (1,706,411)     (1,956,264)     (5,059,809)     (983,785)
Loss per share                  $(0.16)        $(0.19)         $(0.49)       $(0.09)
Number of shares            10,344,007      10,509,248      10,337,953    10,547,695

Percentage Relationship to Total Revenues

                               Three months ended       Nine months ended
                               January 31,              January 31,
                               1996        1995         1996        1995
Total revenues                 100.0%      100.0%       100.0%      100.0%
Gross margin                     4.5%      (21.2%)       (0.6%)      21.8%
Research and development         6.1%       10.7%         7.3%        9.7%
Sales and marketing              8.7%        5.5%         8.6%        3.9%
General and administrative      33.2%       21.7%        32.2%       23.8%
Loss from operations           (43.5%)     (59.1%)      (48.8%)     (15.6%)
Loss before taxes              (40.4%)     (49.3%)      (44.3%)      (8.5%)
Net loss                       (26.2%)     (34.9%)      (28.8%)      (5.6%)

Balance Sheet

                                 January 31,     April 30,
                                 1996            1995
     Working capital             $33,455,959     $37,156,490
     Property and equipment, net  26,349,491     25,711,954
     Total assets                 79,196,609     82,575,167
     Net stockholder's equity     72,287,598     77,391,459

REVENUES. Total revenues increased 16% to $6,504,492 in the third quarter of fiscal 1996 from $5,608,836 in the third quarter of fiscal 1995 primarily because of increases in technical services offset by reduced revenues of paclitaxel.

Total revenues of $17,557,669 in the first nine months of fiscal 1996 increased $46,300 from revenues of $17,511,369 in the first nine months of fiscal 1995. As a result of the Company's efforts to become a multi-product, multi-customer provider of products from the natural sources, the mix of revenues has shifted from substantial paclitaxel revenues in fiscal 1995 to increases in revenues from nutraceutical products and technical services in fiscal 1996.

A breakout of the Company's revenues by product and service groupings is as follows:

                                             Three months ended       Nine months ended
                                             January 31,              January 31,
Revenues                                     1996        1995         1996         1995
Healthcare products
(includes pharmaceuticals
and nutraceuticals)                          $816,705    $1,408,684   $3,493,491    $8,318,355

Food ingredients products
(includes flavors and food
additives)                                   327,873     220,459      1,086,662     1,117,477

Technical services
(includes chemistry,
engineering R&D third
party services, and Shuster)                 2,413,258   881,400      6,839,971     2,356,320

Secondary forest products
(includes Ironwood)                          2,946,656   3,098,293    6,137,545     5,719,217

                                             $6,504,492  $5,608,836   $17,557,669   $17,511,369

HEALTHCARE PRODUCTS:
Revenues from health care products for the third quarter and first nine months of fiscal 1996 decreased 42% and 58%, respectively, compared to the same periods in fiscal 1995. This decrease was due to the cessation of sales of paclitaxel to Bristol. Revenues of paclitaxel from Bristol in the third quarter and first nine months of fiscal 1995 were $752,477 or 13.4% of total revenues and $6,411,367 or 36.6% of total revenues, respectively. The shipments of paclitaxel in fiscal 1996 to American Home Products under the Supply Agreement were $1,900,779 in the first nine months of fiscal 1996 or 10.8% of total revenues. No paclitaxel was shipped to American Home Products in the third quarter of fiscal 1996. Revenues from sales of nutraceuticals products were $259,922 in the third quarter of fiscal 1996 and $457,002 in the first nine months of fiscal 1996. These products were not sold in fiscal 1995.

FOOD INGREDIENTS PRODUCTS:
Flavors revenues in the third quarter of fiscal 1996 increased 48.7% compared to the third quarter of fiscal 1995. The increase is primarily related to increased profit share revenues as provided for in the joint venture agreement with Tastemaker. Flavors revenues in the nine months ended January 31, 1996 decreased 2.8% from the same period last year. The decrease is primarily due to lower sales of flavor extracts to Tastemaker's end customers. The Company's flavor extracts are used primarily in new product introductions and as a result will experience volatility related to the progress of these new products in the market. Management believes there is a market for natural flavor extracts and plans to work closely with Tastemaker to increase revenues. The extent to which these efforts will be successful is unknown at this time.

TECHNICAL SERVICES:
Technical Services revenues increased to $2,413,258 in the third quarter of fiscal 1996 compared to $881,400 in the same quarter of fiscal 1995, an increase of 174%. This reflects a redirection and emphasis of efforts to revenue producing activities for outside clients including the expansion of laboratory services into the natural products market. Also included in the third quarter of fiscal 1996 is revenue from Shuster of $1,340,203. For comparative purposes, Shuster's unaudited revenues in the same period last year were $1,709,731.

Technical Services revenues in the first nine months of fiscal 1996 were $6,839,971, an increase of 190% from $2,356,320 in the same period last year. Included in the nine month period ended January 31, 1996 is revenue from Shuster of $3,177,720 representing the period from July 21, 1995 to October 31, 1995. For comparative purposes, Shuster's unaudited revenues in the same period last year were $4,071,245.

SECONDARY FOREST PRODUCTS:
Revenues from Secondary Forest Products in the third quarter of fiscal 1996 were $2,946,656, a decrease of 4.9% from the third quarter of fiscal 1995. The decrease is due to the softening of the European market for secondary forest products and lower product sales during the Christmas season. Revenues for the first nine months of fiscal 1996 increased 7.3% compared to the same period in fiscal 1995. This increase reflects higher sales in the first and second quarters of fiscal 1996 as compared to the same periods of fiscal 1995 due to expansion of purchasing operations in Canada and Oregon, thereby providing a consistent supply of raw materials to meet customer demands, and an expansion of the domestic western greens market.

GROSS MARGIN. Gross margin in the third quarter of fiscal 1996 was 4.5% of total revenues as compared to (21.2%) in the same quarter of fiscal 1995. The increase is primarily due to the acquisition of Shuster in fiscal 1996. Gross margin in the first nine months of fiscal 1996 was (0.6%) of total revenues compared to 21.8% of total revenues in the first nine months of fiscal 1995. The reduction is the result of the significantly reduced revenues of paclitaxel from Bristol. Revenue generating products in fiscal 1996, including paclitaxel to American Home Products, food flavorings, secondary forest products and technical services, all yield significantly lower margins than the sale of paclitaxel to Bristol. Also, fixed manufacturing costs contributed to the lower gross margin because of excess capacity at current revenue levels. Although gross margins will most likely remain lower than the historical levels of the Bristol contract era, when high gross margins were realized, management believes improved gross margins from current levels are possible as a growth in revenues is realized, particularly in the new product areas and production capacities are more fully utilized. Improved gross margins are a specific internal goal of the Company.

OPERATING EXPENSES. Research and development expenses were $397,600 in the third quarter of fiscal 1996 compared to $598,132 in the third quarter of fiscal 1995. In the first nine months of fiscal 1996, research and development expenses were $1,286,787 compared to $1,705,273 in the first nine months of fiscal 1995. The decreases result primarily from the transfer of some departmental costs in fiscal 1996 from research and development to Technical Services cost of sales, amounting to approximately $240,000 and $690,000 in the three and nine months ended January 31, 1996, respectively. Also, in the third quarter of fiscal 1996, $83,565 of process development efforts was diverted from research and development to product inventories during the production of rosemary extracts. The Company intends to continue to pursue research and development efforts in future periods.

Sales and marketing expenses increased $256,575 in the quarter ended January 31, 1996 from the same period in the previous year. Sales and marketing expenses in the first nine months of fiscal 1996 were $1,512,522 compared to $678,044 in the same period last year. Both of these increases are primarily due to the sales and marketing expenses for Shuster which were $329,936 and $820,340 in the three and nine month periods ended January 31, 1996, respectively.

General and administrative expenses were $2,159,468 in the third quarter of fiscal 1996 compared to $1,217,794 in the third quarter of fiscal 1995. Included in the quarter ended January 31, 1996 is $463,698 from Shuster and $139,533 of certain departmental expenses previously classified as cost of sales. Excluding Shuster and the reclassification of these expenses, general and administrative expenses in the third quarter of fiscal 1996 were $1,556,237 an increase of 27.8% as compared to the same period last year. This increase was primarily due to one time severance costs incurred by Ironwood as part of a staff reduction process, and other increases in property taxes, business insurance, and salaries as the Company adjusted its general and administrative costs to meet current needs. In the nine months ended January 31, 1996, general and administration costs were $5,648,926 compared to $4,162,933 in the same period last year. Shuster contributed general and administrative costs of $1,122,309 to the first nine months of fiscal 1996, and certain departmental expenses previously classified as cost of sales totaled $423,521 in the same period. Excluding Shuster and the reclassification of these expenses, general and administrative expenses in the first nine months of fiscal 1996 were $4,103,096, a decrease of 1.4% as compared to the same period last year. The Company continues to evaluate opportunities to reduce general and administrative costs where appropriate.

INTEREST INCOME. Interest income was $222,328 and $818,430 in the third quarter and first nine months of fiscal 1996, respectively, compared to $549,600 and $1,276,804 in the same periods of fiscal 1995, because of lower funds available for investment offset by higher interest rates.



LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Total cash and cash equivalents plus short-term and long-term investments were $18,827,651 at January 31, 1996 compared to $31,679,693 at April 30, 1995. The decrease is due primarily to expenditures for the harvesting of Company Pacific Yew bark (approximately $2.0 million), the acquisition of Shuster (approximately $3.3 million), capital expenditures (approximately $2.4 million), raw material purchases for new product areas, (approximately $3.8 million) and other general working capital requirements (approximately $1.3 million). The Company has a line of credit totaling $1,500,000 which expires in September 1996. As of January 31, 1996, the Company had not borrowed any funds against this line of credit. The Company believes that cash reserves, funds generated from operations, and available borrowings from the line of credit will be sufficient to fund the Company's operations through at least the next twelve months.

The Company believes that its long-term liquidity position is strong. The maturities of the Company's investments, which do not extend beyond two years, are staggered such as to allow the Company to access the funds upon their maturation in a manner to allow the Company to meet its obligations as they are expected to become due.

WORKING CAPITAL. Working capital as of January 31, 1996 was $33,455,959 compared to $37,156,490 as of April 30, 1995. The decrease is the result of lower cash and cash equivalent balances offset by increases in inventories. The Company has increased its inventories significantly since the end of the Bristol contract era when the yew bark inventories belonged to Bristol. The Company has invested in yew bark for the AHP contract and has processed much of the bark into paclitaxel. In total, paclitaxel related inventories total $9,979,591 at January 31, 1996. In addition, the Company has invested in raw materials inventory for nutraceuticals and food ingredients products in the amount of $4,305,213 at January 31, 1996. Non-current inventories reflect the portion the Company's inventories which is not expected to be processed and sold in the next twelve months.

PROPERTY AND EQUIPMENT. Purchases of property and equipment in the third quarter of fiscal 1996 totaled $532,166. This was principally comprised of equipment purchased for the production of rosemary and other capital improvements for general operating activities.
SEASONALITY. The Company's operations have previously been subject to seasonality due to the concentration of bark collection revenues for Bristol in the summer months when the bark is easiest to collect. Because of this concentration, total revenues had historically been higher in the first and second quarter of each fiscal year but, because of the lower gross margin associated with bark collection compared to processing of natural products, the gross margins in the first and second quarters had historically been lower than those normally experienced in the other two quarters of the fiscal year. Beginning in fiscal 1995, and in the future, although the Company may be collecting bark for its own use, bark revenue will no longer be recognized. Thus the effect of this seasonal activity on the results of operations will be significantly diminished.

Ironwood's results from operations are generally expected to be strongest in the third and fourth quarters because of the nature of the decorative forest products business.

Additionally, the Company has experienced seasonality in its flavors product line primarily in advance of the demand for summer beverages, in which most of its products are used.




STOCK COMPENSATION
During 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). SFAS 123 requires entities to either account for, or disclose, stock based compensation using fair value in their financial statements. The Company is required to adopt SFAS 123 no later than its fiscal year beginning May 1, 1996. Because the Company intends to elect only the disclosure provisions of SFAS 123, the adoption of SFAS 123 is not expected to have a material effect on the financial position or results of operations of the Company.

Part 2

Item 1.    Legal Proceedings.
           The Company's suit filed in the District Court, County of Boulder, State of Colorado by Andrew B. Schrader, a former employee of the Company for loss of income and earnings capacity, damage to personal and business reputation, emotional distress and public humiliation concluded in December 1995.
           This action was based upon the Company's actions against Mr. Schrader in connection with his alleged theft of Company trade secrets. In December 1995, the jury verdict entered awarded Mr. Schrader $110,000, which was covered by insurance and therefore not a liability to the Company.

Item 2.    Changes in Securities.
           None

Item 3.    Defaults Upon Senior Securities.
           None

Item 4.    Submission of Matters to a Vote of Security Holders
           The Company's annual meeting of shareholders was held on November 8, 1995.

           The following directors were re-elected to serve as directors of the Company for the following year:
           William E. Coleman, Stanley J. Cristol, Randall J. Daughenbaugh, Ray L. Hauser, Willem A. Maas, Christopher W. Roser, Robert F. Saydah, Dean P. Stull and Bert M. Tolbert.

           The votes cast for, against or withheld as to each other matter, including a separate tabulation with respect to each nominee for office is as follows:

           1.  To elect nine (9) Directors:
               Director                   For         Withheld
               Dean P. Stull              9,142,104   164,757
               Randall J. Daughenbaugh    9,224,586   82,275
               Stanley J. Cristol         9,219,451   87,410
               Ray L. Hauser              9,029,679   277,182
               Bert M. Tolbert            9,217,551   89,310
               William E. Coleman         9,217,551   276,084
               Christopher W. Roser       9,070,531   236,330
               Robert F. Saydah           9,220,282   86,579
               Willem A. Maas             9,175,900   130,961

               As a result of the shareholder voting, all directors were re-elected.

Item 5.    Other Information
           None

Item 6.    Exhibits and Reports on Form 8-K
           None

FORM 10 Q

SIGNATURES

Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAUSER CHEMICAL RESEARCH, INC.


Date: March 13, 1996
Dean P. Stull, Chairman of the Board and CEO

Date: March 13, 1996
William E. Paukert, Chief Financial Officer and
Treasurer