Form 10-K
period 1996-04-30
HAUSER CHEMICAL RESEARCH INC
filed 1996-07-29
CIK 773723

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        [FEE REQUIRED]
        For the fiscal year ended April 30, 1996

[ ]     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
        THE SECURITIES EXCHANGE ACT OF 1934
        [NO FEE REQUIRED]
        For the fiscal year ended ____________________

        Commission File No. 0-17174


HAUSER CHEMICAL RESEARCH, INC.
(Exact name of Registrant as specified in its charter)

[IRS-NUMBER]    84-0926801
Delaware                          84-0926801
(State or other                  (I.R.S. Identification Number
jurisdiction of incorporation
or organization)


5555 Airport Blvd., Boulder, Colorado         80301
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number,
including area code:     (303)443-4662

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ([SECTION]229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-K or any amendment to this Form 10-K.  [   ]

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

$65,592,553, as of July 1, 1996

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value                    10,363,513
       Class                     Outstanding at April 30, 1996

Documents Incorporated by Reference:  Definitive Proxy
Statement for the 1996 Annual Shareholders' meeting to be filed with the Commission and incorporated by reference into
Part III.

PART I

Item 1.  Business.

INTRODUCTION

     The Company is a Delaware corporation. As used in this report, the terms "Hauser" and "Company" include Hauser
Chemical Research, Inc., and its subsidiaries Hauser
Northwest, Inc. and Shuster Laboratories, Inc. (Shuster), formerly Herbert V. Shuster, Inc. The Company's principal offices are located at 5555 Airport Boulevard, Boulder, CO
80301. Its telephone number is (303) 443-4662.

     The Company continued investing its technology and finances to secure its position as a multi-product, multi-customer developer, manufacturer and seller of special products from natural sources during the fiscal year ended April 30, 1996. For the three years prior to fiscal 1995, substantially all of the revenue, profitability and cash flow of the Company had come from the production and sale of paclitaxel to Bristol-Myers Squibb Company ("Bristol") under a contract, as amended ("Amended Contract"). During fiscal 1996, the Company focused on the development of its four major product areas: health care products, natural ingredient products, technical services, and secondary forest products.

Health Care Products

Pharmaceuticals

     On May 12, 1994, the Company entered into a multi-year, worldwide and mutually exclusive contract (the "Supply Agreement") with American Home Products Corporation ("American Home Products"), formerly American Cyanamid Company, pursuant to which the Company will supply American Home Products with bulk paclitaxel, an anticancer compound. Subsequent to April 30, 1996, American Home Products notified the Company of its decision to maintain exclusivity of the supply of paclitaxel from Hauser in the United States and Canada. In addition, American Home Products released its exclusive supply position in the rest of the world. Currently, the parties are negotiating terms of an amended contract.

     The Company supplies bulk paclitaxel to American Home Products on a two-part formula price basis which includes an initial payment upon transfer of bulk paclitaxel and a subsequent payment when American Home Products sells finished products which contain the bulk paclitaxel. During fiscal 1996, the Company sold minimum quantities of paclitaxel under the Supply Agreement for American Home Products' development needs, including final product formulation and clinical trials, as well as pre-launch inventory. On May 12, 1994, the Company and American Home Products also entered into a Research and Development Collaboration Agreement (the "R&D Agreement") which called for the two companies to cooperate in the research and development of new products derived from naturally or synthetically produced taxanes. This R&D agreement expired in May 1996.

     Management believes that the Company is one of the few large-scale operations for the production of bulk paclitaxel in the world, and currently operates under Good Manufacturing Practices ("GMP") which are regulations established and enforced by the Food and Drug Administration ("FDA"). The Company has developed procedures to extract paclitaxel and taxanes from taxus bark and alternative sources (needles and cultivars). Hauser has used semi-synthetic procedures to convert a variety of taxanes to paclitaxel and taxane analogs.

     During fiscal year 1996 the Company completed a two-year, $480,000, Phase II Small Business Innovative Research ("SBIR") contract with the National Institute of Health ("NIH") for the development of Artemisinin analogs for the treatment of parasitic diseases. Invivo studies of selected analogs are under way. Patents have been filed on unique compounds resulting from this work. In addition, subsequent to April 30, 1996, the company signed a Cooperative Research and Development Agreement ("CRADA Agreement") with Walter Reed Army Institute of Research to do further testing of artemisinin analogs produced under SBIR.

     The Company has a purchase order from Colgate Oral
Pharmaceuticals, the professional oral care products subsidiary of Colgate-Palmolive Company ("Colgate") for sanguinaria extract. Hauser also signed an investment and research agreement with Dovetail Technologies, Inc.
("Dovetail"), to work on a novel class of compounds which demonstrate potent anticancer activity in early laboratory studies. Hauser will provide chemistry and manufacturing services for Dovetail's proprietary compounds.

Natural Ingredients

Nutraceuticals

     The term nutraceuticals is used to identify the broad range of natural, healthful products that are used to supplement the diet by increasing the total dietary intake of important nutrients. This includes nutritional supplements such as vitamins, minerals, herbal extracts, antioxidants, amino acids and protein supplements, fortified processed foods with nutritional supplements added, and "engineered" or "designer" foods which are whole foods developed to have enhanced amounts of nutritionally beneficial components. The Company's current products include liquid and dry herbal extracts of echinacea, valerian, siberian ginseng, panax ginseng, rosemary, goldenseal, and chamomile. Management believes that the Company's expertise in the production of special products from natural sources and its extensive regulatory experience position the Company well in this market area. Shipments of nutraceuticals by the Company commenced in fiscal 1996.

Natural Flavor Extracts

     The Company is a producer of unique flavor extracts which it markets into the worldwide food and beverage ingredient market. The Company is commercially producing herbal, spice, and botanical extracts which typically reach the supermarket shelves as natural flavor ingredients in new products, such as ready-to-drink beverages, soups and convenience foods. Currently about 50 flavor products are being sold.

     Effective April 30, 1996, the Company and its former partner Tastemaker, jointly agreed to dissolve their strategic alliance to develop, market, and supply natural flavor extracts to the food and beverage industry. The Company assumed all responsibilities for marketing and sales of the natural flavor extracts of the joint venture in addition to their manufacture. These and other natural flavor extracts will be marketed under Hauser's new brand name NaturEnhance[TradeMark] Flavor Extracts as part of the Company's NaturEnhance[TradeMark] line of food ingredients. Tastemaker intends to continue to purchase Hauser's natural flavor extracts for use in its flavor compounds. Hauser intends to sell its flavor extracts to food and beverage companies as well as flavor companies.

Oxidation Stabilizers

     In the Spring of 1996, the Company introduced a line of natural rosemary extracts which preserve the quality and flavor of a variety of food and beverage products. These extracts are marketed under the brand name of StabilEnhance[TradeMark], as part of the Company's
NaturEnhance[TradeMark] line of food ingredients.

Color Enhancers

     In the Spring of 1996, the Company introduced a unique natural extract of rosemary, ColorEnhance[TradeMark]-R as part of the Company's NaturEnhance[TradeMark] line of food ingredients. This product deepens the hue and increases the intensity and shelf-life of natural colors. The use of natural colorants in food and beverages is often limited by their instability to heat, light, and pH. ColorEnhance[TradeMark] offers a practical solution to this problem for fruit and vegetable colorant extracts such as grape skin, red cabbage, and hibiscus.

Colors

     The Company is developing a natural beta carotene from microalgae and is evaluating various formulations of this product as food and beverage colorants as well as nutritional dietary supplements.

Secondary Forest Products

     The Company, through its subsidiary Hauser Northwest, Inc. ("Hauser Northwest"), d/b/a Ironwood Evergreens ("Ironwood"), has collected yew bark in the Pacific Northwest for the past six years and will continue to do so on an as needed basis. To take advantage of the synergy that exists between the collection of floral products and the sourcing of raw materials, the Company expanded into the collection and sale of secondary forest products in May 1994 by acquiring substantially all of the net assets of Ironwood Evergreens, Inc. ("Ironwood"), an Olympia, Washington based company. Management believes that the combination of Ironwood with Hauser Northwest will contribute to the Company through increased net revenues and significantly reduced sourcing costs for a wide array of materials.

Technical Services

     The Company's Technical Services Division, which includes both Hauser Laboratories and Shuster, provides interdisciplinary laboratory testing services, chemical engineering services and contract research and development. Specific areas of expertise include custom synthesis, consumer product development and testing, commercial process and product development, failure analysis, formulation, problem solving and small scale natural product isolation and purification. The focus of the Technical Services Division is to profitably solve customer problems, develop strategic relationships and evaluate new product opportunities through chemistry, engineering, materials science and food science.

     On July 21, 1995 the Company acquired 100% of the stock of Shuster, an independent consumer product research and development firm and contract testing laboratory based in Quincy, Massachusetts with outlying facilities near Atlanta, Georgia.

     The Technical Services Division experienced revenue growth in fiscal 1996 and management believes that demand for technical services provided by the Company will continue and expects this division to continue to grow.

PROCESSING TECHNOLOGIES

     Management believes the Company has established a distinct competitive advantage with its proprietary technologies and body of knowledge regarding the extraction and purification of natural products. The end products processed by the Company are typically at higher yield, better quality and lower cost than those produced solely by conventional methods. In addition, the Company's proprietary technologies enable it to produce certain special products which management believes would be difficult to duplicate by currently known conventional technologies.

     The Company employs proprietary technologies in combination with conventional techniques to process natural raw materials and produce specialized natural products. The Company's expertise in analyzing, identifying and measuring compounds at low concentrations occurring in natural materials and in process streams is important in raw material analysis, process development, process control, and quality control. Design of the process for a particular application involves selecting the most appropriate processing steps, determining the proper sequence, and establishing the optimum temperature, pressure, solvent and other parameters for each step in the process. The Company develops variations of its processes based on the nature of the raw material used and the specifications of the desired product.

     In general, the Company produces a liquid extract from a solid raw material using Dynamic Liquid/Solid Extraction[State Trade Mark] ("DL/SE[State Trade Mark]"), and then converts the product into final form. Its Liquid Liquid Focusing[State Trade Mark] ("LLF[State Trade Mark]") purification process can be used with some extracts to even more highly concentrate solutions prior to final purification steps. DL/SE[State Trade Mark], typically the first step of the Company's isolation process, is particularly effective at producing liquid extracts from solid natural materials, such as roots, bark, seeds and leaves. Relative to conventional methods, DL/SE[State Trade Mark] produces a more highly concentrated extract that can be valuable in itself as a product, or alternatively, can simplify the subsequent steps required to isolate an enriched extract or purified natural chemical. Equally significant, the higher yields generated by the DL/SE[State Trade Mark] process typically translate into lower costs since a greater amount of the target natural product is isolated from the same amount of raw material. Finally, DL/SE[State Trade Mark] can also capture a broader range of components, such as the top notes of pepper, which improves the quality of the final product. Top notes are the highly-volatile chemical components of an extract, such as a flavor, which can easily evaporate, the loss of which reduces the quality or character of the flavor. The next step of the process further purifies the liquid extract, which is still relatively dilute in the selected desired compounds. Conventional and proprietary techniques are employed to produce a purified extract which is enriched in the active compound. The Company's proprietary purification technology, LLF[State Trade Mark], is highly versatile and can be used in place of more costly chromatography methods, which conventional technologies employ. Final purification is required if a pure compound is the desired product.

     The Company can process all types of raw materials including botanical and animal materials and products of fermentation and plant cell tissue culture. The Company can adapt existing processes to accept alternative raw materials as they become available. For example, the Company's chemists and engineers adapted the Company's proprietary processes to produce bulk paclitaxel from needles. DL/SE[State Trade Mark] and LLF[State Trade Mark], along with other purification techniques, have been successfully modified to produce natural products in the nutraceuticals and food additives areas.

PRODUCTS AND SERVICES

     Hauser applies its proprietary DL/SE[State Trade Mark] and LLF[State Trade Mark] extraction and purification processes and conventional technologies to produce a broad range of natural products for a variety of markets.

Health Care Products

Pharmaceuticals

     Paclitaxel - During late 1987 and 1988, the Company was awarded two Master Agreements by the National Cancer Institute
(NCI), a division of NIH, for the "Large Scale Isolation of Anti-Tumor Agents from Natural Sources" (the "Anti-Tumor Master Agreement") and the "Large Scale Isolation of Anti-AIDS Agents from Natural Sources," (the "Anti-AIDS Master Agreement"). The Master Agreements were extended an additional five years to April 1998. The dollar value of the Master Agreements is dependent upon individual projects. The Master Agreements are umbrella agreements which grant companies the opportunity to bid on various projects for NCI. The orders for specific projects are awarded based on bids submitted on various projects for NCI. The Company first produced paclitaxel under the Anti-Tumor Master Agreement in 1988, . The Company was awarded its first contract under the Anti-AIDS Master Agreement in June 1993 for the "Isolation and Purification of Michellamine B from Crude Extracts of Ancistrocladus sp. Novum".

     Hauser produced bulk paclitaxel drug from Taxus resin which is produced from Pacific yew bark. Hauser has produced paclitaxel since 1988, first for NCI and then for Bristol, and in August 1991 signed a supply agreement with Bristol which expired on August 14, 1994. In May 1994 the Company entered into a multi-year Supply Agreement with American Home Products to supply bulk paclitaxel to that company through 2004.

     Paclitaxel is an unpatented, novel anti-tumor agent that has shown broad spectrum activity against several types of cancer, most notably refractory ovarian and breast cancer. It is an anti-microtubule agent and is the first of a new class of potential anti-tumor compounds. Microtubules are intracellular structures that play a key role in cell division and the maintenance of cell shape, cell motility and intracellular transport. Paclitaxel's mechanism by which it attacks cancer cell division processes (cell mitosis) is novel and distinct from all previously discovered cytotoxic agents.

     On May 12, 1994, the Company entered into a Supply Agreement and the R & D Agreement with American Home Products. Under the Supply Agreement, the Company will supply American Home Products with bulk paclitaxel. Subsequent to April 30, 1996, American Home Products notified the Company of its decision to maintain exclusivity of the supply of paclitaxel from Hauser in the United States and Canada. In addition, American Home Products released its exclusive supply position in the rest of the world. Currently, the parties are negotiating terms of an amended contract for the United States and Canada. The product must meet certain specifications set by American Home Products.




     The Company will supply bulk paclitaxel to American Home Products on a two-part formula price basis which includes an initial payment upon transfer of the bulk paclitaxel ("Transfer Payment") and a subsequent payment ("Final Payment") when American Home Products sells finished bulk paclitaxel products ("Finished Products"). The contract calls for certain minimum purchase requirements (which are subject to variation based upon the Company's production costs) which are expected to aggregate Transfer Payments of approximately $8,000,000 during the first three years. American Home Products has agreed to indemnify Hauser against damages based upon use or sale of the finished product, except that the parties have agreed to share the costs of defending any patent infringement case based upon such use or sale.

     The Supply Agreement has a ten (10) year term which can be renewed by American Home Products for an additional ten
(10) year period. Either party may terminate the contract upon the occurrence of uncured breaches of contract or the insolvency of the other party. In addition, during the first five (5) contract years, American Home Products can terminate the Agreement in whole or in part if (i) the FDA or a foreign regulatory agency imposes significant restrictions upon the manufacture, use or sale of the bulk paclitaxel or finished product, (ii) the development program in foreign markets is significantly more burdensome than contemplated, (iii) a third party claim (including a claim of patent infringement) materially inhibits American Home Products from developing, manufacturing or selling the finished product, (iv) a U.S. or European patent issues with claims which materially impact American Home Products' marketing activities, or (v) the commercial viability of the finished product deteriorates so that American Home Products cannot reasonably expect to profitably capture more than a designated portion of the defined taxane market. American Home Products' $1,000,000 payment upon execution of the agreement was in exchange for the right to terminate the Supply Agreement within the first year under certain circumstances.

     The R&D Agreement called for the two companies to cooperate in a mutually exclusive manner in a research and development program funded by American Home Products which was designed to develop new products derived from naturally or synthetically produced taxanes. During the two year term of the program, several taxanes were evaluated and submitted for in vitro pre-clinical testing. The R&D Agreement expired in May 1996 and was not extended by American Home Products. American Home Products has the right to review any products derived by Hauser from naturally or synthetically produced taxanes during the one year period after expiration of the R&D Agreement.

     During fiscal 1996, Hauser produced paclitaxel for American Home Products' development needs, including final product formulation and clinical trials. While difficult to predict the exact timing, management of the Company expects that approval to sell paclitaxel internationally will be obtained by American Home Products in the latter part of fiscal 1997.

     Subsequent to April 30, 1996, the Company signed a non-binding letter of intent with a major European pharmaceutical firm for a three year supply agreement for GMP bulk paclitaxel in Europe and Eastern Europe. The agreement will be mutually exclusive to both parties, except for Hauser's existing obligation to supply paclitaxel to American Home Products in Europe and Eastern Europe, which obligation is pursuant to the Company's existing contract. The pharmaceutical firm intends to purchase from Hauser all supplies of GMP bulk paclitaxel for its total market needs in Europe. The letter of intent is a non-binding agreement subject to contract negotiation, due diligence and approval of the Boards of both companies.

     Artemisinin - Artemisinin is a naturally occurring chemical from the herb Artemisia annua. The plant has been used for years in China to treat malaria, a parasitic infection. The Company has developed derivatives of Artemisinin and is sponsoring laboratory research on their use in combatting opportunistic parasitic infections, such as toxoplasmosis and cryptosporidiosis in humans and animals. Parasitic infections are a major cause of death in AIDS and other immunocompromised patients.

     The Company's Phase I SBIR grant, completed in 1991, demonstrated promising results with a number of new proprietary derivatives of Artemisinin. Work under a Phase II grant focused on semi-synthesis of additional new derivatives and preclinical screening, toxicology and efficacy studies to be carried out at the University of Colorado Health Sciences Center and Utah State University. The Company has been working with Artemisinin and its derivatives since 1985. In the event the project proceeds beyond laboratory research, a stable source of raw material would have to be developed and extensive FDA rules complied with prior to bulk manufacture and commercialization. In addition, subsequent to April 30, 1996, the Company signed a CRADA Agreement with Walter Reed Army Institute of Research to do further testing of artemisinin analogs produced under SBIR.

     Sanguinaria - During fiscal 1995, Hauser announced that it had received purchase orders from Colgate Oral Pharmaceuticals to produce sanguinaria extract, a 100% natural antimicrobial in Colgate's Viadent[REGISTERED TRADE MARK] toothpaste and oral rinse products. Under the agreement, Hauser produced sanguinaria over a 15 month period. Shipments in fiscal 1996 totaled $933,460. Hauser produced the sanguinaria in the original Viadent[REGISTERED TRADE MARK] products in 1984, when they were first introduced by Vipont. Colgate acquired Vipont in 1989. Sanguinaria is extracted from the bloodroot plant, which grows abundantly in the southern United States. This extract contains sanguinarine, which is the active anti-plaque ingredient found in Viadent[REGISTERED TRADE MARK] toothpaste and oral rinse, an over-the-counter regimen designed to reduce gum inflammation and treat gingivitis. Sanguinaria is also an ingredient in a similar line of Colgate Oral Pharmaceuticals' products sold in Europe.

     Dovetail - The Company entered into a research agreement with Dovetail Technologies, Inc. (Dovetail) in fiscal 1995 to work on a novel class of compounds which demonstrate potent anticancer activity in animal studies. The Company will provide chemistry and manufacturing services for Dovetail's proprietary compounds. These compounds appear to reinforce the body's inherent ability to fight cancer by enhancing the body's immune system at low doses. They may also amplify vaccine response to increase protection from future infections. These compounds have been found to be non-toxic, even at relatively high doses. They have produced a dramatic anticancer response in early laboratory studies. The Company does not expect to recognize significant revenues on this research project in the foreseeable future.

Natural Ingredients

Nutraceuticals

     During fiscal 1995, Hauser began development of a new product line, "Nutraceuticals". Nutraceuticals is a term used to denote the broad range of healthful natural products that are used to supplement the diet. Shipments of nutraceutical products commenced in the first quarter of fiscal 1996.

     Nutraceutical products fit into the new product category of "Dietary Supplements". This new product category was established by the Dietary Supplement Health and Education Act of 1994 ("The Act") and is separate from foods and drugs. The Act defines Dietary Supplement to include "vitamins, minerals, herbs or other botanicals, antioxidants, amino acids, or other dietary substances used to supplement the diet by increasing the total dietary intake.

     Hauser's Nutraceutical products are dietary supplements, which may be consumed as supplements, in liquids, capsules, or tablets, or as ingredients in processed foods. Products currently available from the Company's Nutraceuticals Division are liquid and dry herbal extracts, including echinacea, goldenseal, siberian ginseng, panax ginseng, rosemary, valerian, and chamomile. Additional products are in various phases of development. Hauser's Nutraceutical products are distinguished by the Company's Certified AssayTM, which means guaranteed measured concentrations (the assay) of one or more selected marker compounds in the final product. This assumes that the level of the marker compound is representative of the ratio in the raw material.

     Hauser's initial Nutraceutical products are herbal extracts. According to market research published in 1995 by Packaged Facts, the market for herbal extracts has more than doubled between 1987 and 1993, reaching sales of $800 million in 1994. This growth has been steadily accelerating and is characterized by double digit growth. The large increases in sales from 1991 to 1994 were attributed in part to early penetration into the mass market (drugstores, food stores, and discount stores).

     Hauser's Nutraceuticals, including herbal extract products, are a part of the multi-billion dollar natural products industry. Market research gathered by New Hope Communications, Inc. ("New Hope") in June 1995 revealed that the natural products industry enjoyed a 22.7% increase over the previous year. This information indicates that the growth of the herbal products market is continuing.

     Herbal extracts may be either primary or semi-purified. Primary extracts are produced by extraction with a solvent and undergo no additional purification. Primary extracts are typically extracted with alcohol/water and may be sold as liquid or dry products. They may be single herbal extracts or formulas, mixtures of a number of herbs.

     Currently in the market, primary extract products are either not standardized or are standardized by the amount of raw material used. "Guaranteed Potency" primary extracts (products with a guaranteed measured amount of a target compound) are increasingly demanded.

     Semi-purified extracts are processed further to produce an extract that is enriched in selected target compounds or groups of compounds. These are typically dry products, and they are sold as "Standardized," with the assay of the target compounds or group of compounds guaranteed. Semi-purified products are often supported with the publication of research. This establishes the specifications of the products studied as the standard, effectively creating a commodity market, as all products must have the same standard.

     The Company's nutraceutical products are currently being marketed through an agent (distributor/broker) with support from the Company's marketing and technical staff. Distribution through an agent gives the Company instant broad representation at a variable cost. It is anticipated that sales will be primarily made through an agent for the foreseeable future, at least until the Company is firmly established in the marketplace.

     Management believes that the Company's proven expertise in the analysis, development and production of special products from natural sources, as well as its extensive experience in meeting regulatory requirements for food and drug products, position it competitively in this new growth industry.

Natural Flavor Extracts

     According to industry sources, the production of flavor ingredients is a $3.0 billion per year industry worldwide. The flavor industry has traditionally utilized a large number of flavors derived exclusively from natural sources. According to industry sources, natural flavors account for approximately 70% of the flavor market today. The Company believes there is a continuing trend in the United States toward use of natural products. This appears to be due to both an increased government focus on requirements regarding food package labeling and consumer preference for all-natural foods. The emerging market for ready-to-drink beverages is an example of a rapidly growing market segment using natural flavors and botanical extracts.

     Effective April 30, 1996, the Company and its former partner Tastemaker, jointly agreed to dissolve their strategic alliance to develop, market, and supply natural flavor extracts to the food and beverage industry. The Company assumed all responsibilities for marketing and sales of the natural flavor extracts of the joint venture in addition to their manufacture. These and other natural flavor extracts will be marketed under Hauser's new brand name NaturEnhance[TradeMark] Flavor Extracts. Tastemaker intends to continue to purchase Hauser's natural flavor extracts for use in its flavor compounds. The Company is marketing its flavor extracts directly to flavor houses, like Tastemaker, as well as to food and beverage companies that are former customers of the strategic alliance.

     Management views its proprietary technology as a powerful tool in flavor extract manufacturing. The Company uses its technology to capture virtually all of the components of a flavor, including the volatile top notes that otherwise may be lost in concentration. This produces an extract with superior quality, flavor and taste to competitive extracts. Hauser produces about 50 flavor extract products.

     The Company's Flavors Department occupies part of the 33,000 square foot Hauser Park facility on 25 acres of land north of Denver and east of Boulder. Construction of the building and the addition of equipment was completed in fiscal 1994. The Hauser Park facility is designed specifically for maximization of Hauser's proprietary isolation and extraction technologies.

     Current extracts sold by Hauser include hibiscus, rosehips and lemongrass, chicory and chamomile for use in ready-to-drink beverages, yogurt, dressings, ethnic foods, teas and other natural products. Hauser is also producing coffee, tea and vanilla flavor extracts for use in beverages, ice cream, yogurt, baked goods, teas, and other applications. Extracts include black pepper, tarragon, basil, sage, thyme, oregano and chili pepper for use in sauces, soups and stews, frozen entrees, juices, salsa and dressings.

Oxidation Stabilizers

     During fiscal year 1996, the Company manufactured substantial commercial scale quantities for inventory and introduced to the market a line of rosemary extracts which protect the flavor and quality of foods and beverages. Oil-soluble and water-soluble oxidation stabilizer products are marketed under the brand name StabilEnhance[TradeMark] and are Kosher, GRAS, and Natural Certified.

     Although rosemary has been used for centuries to prevent rancidity in fats and oils, the spice's use has been limited by its strong odor and taste, and thus historically has been limited to applications such as Italian sausage where this flavor is acceptable. Hauser's patent pending process minimizes the objectionable flavor components while retaining rosemary's preservative characteristics at a competitive price.

     Customer evaluations have indicated that the Company's oil-soluble rosemary extract, StabilEnhance[TradeMark]-OSR, has value-added characteristics: less flavor, less color, better solubility, and better solution clarity than commercial rosemary products currently on the market, all at a competitive price.

     The Company's water-soluble rosemary extract,
StabilEnhance[TradeMark]-WSR, is new to the market, and has no direct competition. Customer feedback indicates it solves oxidation and stability problems of water-based food products.

Color Enhancers

     In fiscal year 1996, the Company introduced a natural extract also of rosemary, ColorEnhance[TradeMark]-R, which deepens the hue and increases the intensity and shelf-life of natural colors.

     ColorEnhance[TradeMark]-R is a patent-pending, all natural water-soluble extract of rosemary that significantly improves the stability and enhances the color of natural color extracts. Fruit and vegetable extracts such as grape skin, red cabbage, and elderberry are used to impart color to foods and beverages. However, widespread use of these natural colors has been limited by their lack of heat, light, and pH stability. ColorEnhance[TradeMark]-R overcomes the traditional limitations of natural colors.

     The major advantages of ColorEnhance[TradeMark]-R are:

1. It increases the intensity of the natural color, thus allowing for lower usage rates of the color in a food system.
2. It deepens the hue of a natural color providing a more appealing and marketable color.
3. It lengthens the shelf life of the natural color by stabilizing it to heat, light, and pH conditions that the natural color is subjected to on the grocery store shelf.

     ColorEnhance[TradeMark]-R is patent-pending, Kosher,
GRAS, and Certified Natural. Management is not aware of a similarly performing product approved for the U.S. market today.

Colors

     During the second quarter of fiscal 1995, the Company announced the formation of the BetaPharm partnership with Cyanotech Corporation for the development, manufacture, and marketing of natural beta carotene from microalgae. Beta carotene is sold into the health care products and food ingredients markets as a food colorant, antioxidant and vitamin supplement. Industry sources indicate that it accounts for an estimated $100 million in annual worldwide sales.

     Subsequent to April 30, 1996, the Company received notification from Cyanotech that it had decided to end its participation in the BetaPharm joint venture project. The
Company believes that the results of the research over the past two years have been encouraging and the demand for natural beta carotene continues. Cyanotech has decided to apply its resources to its own proprietary products. The
Company and Cyanotech are working on an agreement whereby
Cyanotech will be available in a technical advisory role on the growing and harvesting of microalgae for the BetaPharm project.

     The Company is currently evaluating the possibility of continuing to pursue this product by itself or with another partner. Pursuant to the terms of the joint venture, Cyanotech will grant an exclusive, perpetual, royalty-free worldwide license of the Cyanotech Technology (as defined in the Joint Venture Agreement) to make, have made, use and sell the product in consideration for the payment of out-of-pocket expenses incurred by Cyanotech on the joint venture project since August 1, 1994, (estimated to be approximately $400,000). The Company intends to complete the Pilot Project and evaluate whether or not to proceed with the final commercialization phase and acquire the Cyanotech technology license. As construction and funding of the facilities are required for commercialization, it is expected that the evaluation will take approximately six to nine months. Effective July 1, 1996, the Company will receive 100% of the profits or losses of the BetaPharm project if it proceeds on its own.


Secondary Forestry Products

     Sourcing is strategically important in support of the Company's raw material production needs. This function is fulfilled, in part, through the Company's subsidiary Ironwood, a Tumwater, Washington based operation with strong growth prospects.

     In May 1994, the Company, purchased substantially all of the net assets of Ironwood. Consolidation of all Hauser
Northwest and Ironwood activities was completed during fiscal
1995.

     Historically, the primary activity of Hauser Northwest has been the collection of yew bark for the manufacture of paclitaxel. Yew bark collections are seasonal, concentrated primarily in the late spring and extending throughout the summer months. Therefore, the Company's large capital investment in Hauser Northwest was only being utilized for one quarter of each year. Ironwood was an established, well managed company comprised of several seasonal businesses. Through integration, the two operations now provide excellent coverage for all of the Company's secondary forest product requirements in a single entity on a year-round basis.

     Ironwood was founded in 1990 as a premium supplier of cut decorative Western and Christmas greens to the floral trade. The greens products are sold into the domestic and international markets through the terminal wholesalers, catalogue marketers and large scale importers in the European floral trade. Increased consumption of floral products worldwide has led to a substantial demand for floral greens, particularly in Western Europe. This has created the opportunity for Ironwood to build a strong leadership position supported by an effective base of supply and availability, and a market reputation for quality and reliability. High quality products, unique packaging and exceptional customer service allow Ironwood to achieve premium pricing.

     During fiscal 1996, Ironwood withstood significant price competition in Europe. By maintaining pricing at the top end of the market, short-term net revenues were negatively affected, but, this strategy is expected to maintain long-term viability. On the domestic front, Ironwood experienced an unfortunate performance in its Christmas effort occasioned by building a strong production capability that was not matched when, as in many industries in 1995, seasonal sales faltered in December. However, Ironwood successfully expanded into the higher margin, non-perishable dried and preserved floral products market. Also, Ironwood now markets tropical greens grown in Mexico to its entire customer base. Ironwood plays a significant role in the sourcing, acquisition and processing of raw materials for other Hauser divisions.

     Ironwood is pursuing a variety of new, high margin markets and continues to explore opportunities for the successful expansion of its existing businesses.

Technical Services

     The Company's Technical Services Division provides interdisciplinary laboratory testing services, process engineering services and contract research and development. The focus of the Technical Services Division is to solve customers' technical problems and to develop strategic relationships for new corporate opportunities. The Technical Services Division is engaged in chemical analysis of industrial, commercial and consumer products, process and product development including formulation and prototype production, materials testing, failure analysis, materials engineering, industrial problem solving, investigations supporting expert testimony, custom synthesis, small scale natural products isolation and purification, and consumer product development and testing.

     The Technical Services Division performs in excess of 2,500 consulting and testing projects for over 1,300 clients annually. Projects range from multi-year research, development, testing and consulting programs for Fortune 100 companies to simple water tests for homeowners. Hauser's diverse client base and project diversity enable the Company to continuously build its in-house technical expertise through exposure to cutting edge technologies, which augments its internally funded research and development efforts. Technical Services generally works with the clients in two ways. First, the Company provides routine services to answer customer's technical questions. As such, the Company performs a service based upon standard procedures or methods. The Company is compensated on a fee-for-service basis. In the second case, the Company may seek consideration for the value of a development, as negotiated between the Company and the client. The Company's business development staff screens the commercial potential of many client sponsored programs, negotiates with the clients and establishes appropriate business relationships to expand the profitability of the Company's business. The Company may seek one or a combination of several options including manufacturing rights, royalties, licensing considerations for target markets, equity participation in client operations and unrestricted buy out of the new product or technology. Often, sponsored research yields production opportunities without internally funded research.

     Examples of strategic alliances in the natural products processing area that began as projects in the Technical Services business group include the production of bulk paclitaxel for Bristol which grew out of work for NCI under the Anti-Tumor Master Agreement and the production of sanguinaria extract for Colgate. The Company expects Technical Services to grow profitably at a modest rate, while providing new opportunities for the Company's businesses.

     In November 1994, Hauser signed an agreement with NeXstar, Inc. (formerly NeXagen "NeXstar"), for the contract manufacture of NeXstar's oligonucleotide based drug candidates. Under the terms of the agreement, NeXstar has leased and retrofitted an existing 5,500 square foot GMP product facility. Hauser will oversee process validation and will operate the facility for NeXstar once production begins.

Shuster Laboratories, Inc.

     On July 21, 1995, the Company acquired 100% of the stock of Shuster, an independent consumer products research and development firm and contract laboratory based in Quincy, Massachusetts for approximately $4.7 million in cash and notes. Based on unaudited financials, Shuster's gross revenues in calendar 1994 were in excess of $6 million.

     Shuster, which also has facilities in the Atlanta, Georgia area, will continue to operate as a wholly-owned subsidiary of the Company. Shuster is led by executives with many years of experience. Shuster was founded in Massachusetts in 1955 as an independent consumer products research and development firm. It has a professional staff of over 100 employees and lists among its customers manufacturers and marketers of food, pharmaceuticals, personal care products, and household products. Shuster provides technical services for product development, laboratory testing, sensory testing, claims validation, and quality assurance. Management believes that Shuster's expertise in the formulation of food products and nutraceuticals is well suited to support the Company's Food Ingredients and Nutraceuticals product areas.

Services and Markets

     Management believes the market for technical services is large, diverse and highly fragmented, where key competitive factors include reputation and technical capability. The Company provides customers with contract research services and process and product development in a variety of chemical engineering, chemical and food technology applications. These services may involve many areas of chemical technology, including custom organic synthesis of new chemical compounds, chemical process simulation, chemical process improvement and scale-up, applications of extraction and purification technology, food technology and chemical modifications of surfaces.

     The Company provides specialized analytical services to customers related to a variety of materials including pharmaceuticals, paints and coatings, plastics, petroleum products and metals. This activity involves the chemical and physical evaluation of the properties of commercial products such as house paint, polymeric resins, gasoline, crude oil and welded joints. The Company has also tested jet fuel for Air Force One since 1966. The Company is involved in environmental-related projects which include drinking water analysis, waste water analysis, analysis for proprietary pollutants, and evaluation of geomembranes (permanent barriers between the earth and hazardous wastes).

     The Company is qualified and experienced in a broad range of product failure investigations of a cross-disciplinary nature. Current projects for third parties include pipe failure, industrial equipment failures, electronic equipment component failures, and chemical analysis of pharmaceuticals.

RESEARCH AND DEVELOPMENT

     A key element in Hauser's business strategy is to identify and develop commercial opportunities from ideas generated through its consulting and contract research and development operations. A significant portion of the Company's research and development efforts had been externally funded in the past. The Company's internally funded research and development expenditures in fiscal 1994, 1995, and 1996 were approximately, $2,634,000, $2,360,000, and $2,158,000, respectively. Hauser's research and development activities were partially funded by American Home Products during fiscal 1995. Gross research costs, which include costs related to work for American Home Products under the R&D Agreement and are included in costs of sales, were approximately $2,593,000 in fiscal 1995. The Company intends to continue actively pursuing research and development efforts and these costs are likely to increase in future periods.

     In early 1992, Management determined that certain opportunities merit substantially increased direct funding and authorized expanded research and development activities. The Company's research and development efforts are devoted to five principal areas - discovery and development of new technology, application of the Company's processing technology (including DL/SE[State Trade Mark] and LLF[State Trade Mark]) to new products (such as flavors), improvement of existing processes (such as paclitaxel production), semi-synthetic preparation of existing and new biologically active compounds (future pharmaceuticals) and development of viable alternate raw materials for natural products production (especially paclitaxel).

     Application of the Company's natural products technologies has been the most active area of research and development within the Company. Management believes the Company's natural products technologies, including DL/SE[State Trade Mark] and LLF[State Trade Mark], provide the Company with a distinct competitive advantage and are important to the future of the Company. It is therefore the Company's strategy to apply these technologies to as many products as possible including new rosemary antioxidants, and nutraceutical products.

     Improvement of existing processes is an additional way the Company invests in research and development. In this case, the research and development is designed to maintain and enhance the Company's technological advantage over competition.

COMPETITION

Health Care Products

Pharmaceuticals

     The Company competes primarily on the basis of process innovation, performance characteristics of its products, pricing, quality of service, and time to market. Further, the products provided by the Company compete with other products in their respective markets.

     In the Company's health care business, many of its competitors have significantly greater financial, technical, manufacturing, marketing and other resources than Hauser. In addition, the Company may become subject to competition from existing or potential customers that could develop extraction and purification capabilities internally. The Company's paclitaxel processing business could be adversely affected long-term (new drug approval averages 8-12 years) by the successful development of competing sources or processes for the production of paclitaxel, or the development of paclitaxel-related substances, such as simpler compounds with the activity of paclitaxel or paclitaxel prodrugs (compounds which are not themselves drugs but are converted into drugs in the body). There is a major effort underway to develop alternative raw materials for paclitaxel. Worldwide, many groups of scientists are seeking means to obtain paclitaxel from alternative renewable resources. Some of these companies and research institutions have developed and patented processes for producing paclitaxel in plant cell tissue culture and semi-synthesis.

     Bristol has exclusive marketing rights in the U.S. for paclitaxel for refractory ovarian cancer until December 1997. Bristol also has five years of protection from generic drug competition for the first indication, and three years for subsequent indications, under the Drug Price Competition and Patent Term Restoration Act of 1984 ("Waxman-Hatch Act"). [See "FDA Regulation - Generic Drugs."] This limited exclusivity provides no protection against the introduction of new compounds, even if they are chemically related. Management believes that Bristol has applied for and received marketing approval for its final product produced from paclitaxel which is to be produced at its facility in Ireland. Many other companies, including the Company and American Home Products, are currently poised to enter the U.S. and worldwide paclitaxel market.

     Competition from other potential anti-tumor compounds will be based on, among other things, product efficacy, safety, reliability, availability, price, time to market, and FDA Board approval.

Natural Ingredients

Nutraceuticals

     Hauser's strongest competition in the nutraceuticals arena comes from Europe. These European competitors sell bulk products directly or through agents or partners in the U.S. Some have warehousing and distribution in the U.S. In general, these producers are larger than Hauser, have years of experience, and established product lines. There are several old line U.S. companies that sell product into the nutraceuticals market. Most do not produce the standardized products that Hauser produces, however, for regulatory reasons many are developing standardized extracts at this time.

Natural Flavor Extracts

     Competition for products in the flavor extract market is based on flavor quality and concentration, availability, customer service, and price. Many of these factors are beyond the direct control of the Company. The Company is competing with other natural extract manufacturers which include Kalsec, Folexco, and Chart, and with flavor houses which produce their own natural extracts internally, such as McCormick and International Flavors and Fragrances.

Oxidation Stabilizers

     Competition for the Company's StabilEnhance[TradeMark] brand is found in synthetic antioxidants such as BHT and BHA, and natural extracts such as tocopherols (vitamin E) and other rosemary extracts presently on the market. Even though there are many companies that produce all of these products, management believes that the product performance of its StabilEnhance[TradeMark] line will make it competitive against both synthetic and natural products in this market.

Color Enhancers

     Management is unaware of a commercial product that is in direct competition with the Company's ColorEnhance[TradeMark]-R product. Management believes this product will be strongly protected by a patent applied for in fiscal year 1996. Presently, the natural colorant market has the choice of using synthetic colorants, using excess quantities of the natural colorant, or accepting poor stability and color characteristics.

Colors

     Beta carotene competition is defined by method of manufacture rather than by target market; synthetic manufacturing versus natural cultivation and extraction. While most beta carotene sold is synthetic, management believes that there is a substantial demand for quality, well-priced, natural beta carotene. All natural commercial beta carotene products are produced from algae. Commercial natural beta carotene suppliers began operations approximately ten years ago. Major competitors are Henkle and Western Biotech, both with operations in Australia.

Secondary Forestry Products

     The floral greens business was historically conducted by a group of small, independently owned family businesses. The business was essentially commodity oriented. Increased consumption of floral products worldwide fostered an increase in the demand for floral greens, particularly in Europe which in turn resulted in the consolidation of the market into a relatively small number of significant competitors. Ironwood entered the market in 1990 and through new and innovative packaging and a uniform concern for quality coupled with aggressive marketing, carved out a strong leadership position.


     Ironwood's domestic Christmas effort had a negative impact on profitability when anticipated sales did not materialize during the 1995 retail Christmas season. Moreover, Ironwood's profitability was negatively affected through strong price competition in Europe. By maintaining only appropriate margin business, volumes and profitability were severely affected in the short term. Through continued emphasis on understanding the market needs and creating products to fill them, Ironwood continues its pattern of solid growth in Christmas/floral greens and dried and preserved products.

Technical Services

     The market for technical services in the United States is large, diverse and highly fragmented. The Company competes with various companies depending on the specific type of services provided. Most of the Company's technical services competitors are local or regional testing laboratories. Competition is based primarily on quality and breadth of service.

     The Company's competitive position depends on its ability to attract and retain scientific and other personnel, its ability to maintain the proprietary nature of its DL/SE[State Trade Mark], LLF[State Trade Mark], and other processes, as well as its ability to implement expanded production plans.

     Management believes that the Company has developed innovative technologies for the commercial extraction and purification of natural products. One of these proprietary technologies, Dynamic Liquid/Solid Extraction[State Trade Mark] (DL/SE[State Trade Mark]), often produces a more concentrated extract, with a higher yield, than competing technologies. A concentrated extract may be valuable in itself or may simplify the further isolation and purification of the desired natural products. Another proprietary technology, Liquid/Liquid Focusing[State Trade Mark] (LLF[State Trade Mark]), is a purification technique that can be used in place of more costly chromatography methods. In addition, the Company has developed expertise in the identification and measurement of compounds at very low concentration levels, which can be critical in the development, extraction and production of natural products.

     The Company's proprietary technologies are flexible. They can be used to extract and purify specialty natural products from plant matter, plant cell tissue culture and fermentation broths. The Company's natural products are produced for several major companies addressing a broad spectrum of markets. In its relationships with these customers, the Company matches its unique abilities and expertise in natural products processing with the market position, product knowledge and distribution and marketing capabilities of its customers.

INTELLECTUAL PROPERTY

     General. The Company patents technology when appropriate to obtain long-term protection. Currently the Company owns several patents for proprietary chemical substances valuable as future pharmaceuticals. In addition, many patents are still pending. Some of the Company's technology is protected under trade secret laws.

     Proprietary protection for the Company's technology and know-how is extremely important to Hauser's business. The Company relies on patents, trade secrets, confidentiality agreements with employees and others, as well as continuing technological innovation, to develop and maintain its competitive position. The Company's DL/SE[State Trade Mark] and LLF[State Trade Mark] processes are complex and the body of knowledge relating to their operation with respect to a variety of natural materials is extensive. Consequently, few individuals within the Company possess a full working knowledge of these processes, although a somewhat larger number of key employees and several ex-employees have some working knowledge of various aspects and applications of these processes. The Company has determined that it would be unable to adequately police a patent of its proprietary DL/SEO and LLFO processes; therefore, it has elected to rely on internal procedures and trade secret laws to protect these and other proprietary processing technologies as trade secrets. Disclosure in a patent could be used by third parties in a manner which would not be susceptible to discovery by the Company, so protection against infringement would be difficult. There can be no assurance that others will not independently develop substantially equivalent proprietary information, processes and techniques, or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to its unpatented trade secrets.

     The Company tries to protect its proprietary technology and know-how through established security practices and confidentiality agreements with its employees, consultants, strategic industry participants, and technical advisors. Joint development agreements and consultant relationships generally provide only limited access to Company know-how which is protected under confidentiality agreements with the parties involved, but such persons are likely to be engaged in their own research relating to chemical processing of natural products. To the extent research sponsors or consultants apply technological information independently developed by them or by others to Company projects, disputes may arise as to the proprietary rights to such information. There can be no assurance, however, that these agreements or procedures will provide meaningful protection for the Company's trade secrets in the event of unauthorized use or disclosure of such information. There are also finite terms on several of the Company's confidentiality agreements with strategic industry participants which the Company may not be able to extend upon expiration. However, since the Company is continually improving its processes and developing additional know-how and technology relating to extraction and purification of natural products, Management believes that the loss of trade secret or confidential status of some portions of its technology or processes could affect materially and adversely, but would not eliminate, the Company's ability to remain competitive in the chemical processing industry.

GOVERNMENT REGULATION

Introduction

     The Company's chemical processing business and technical services are subject to comprehensive regulation throughout the world. In the United States, regulations have been established by the FDA with respect to the manufacture of pharmaceuticals, foods and flavors, environmental regulation by the Environmental Protection Agency (the "EPA") with respect to the environment, by the Bureau of Alcohol, Tobacco and Firearms ("BATF) with respect to alcohol used in flavors and research, by the Colorado Department of Public Health and Environment ("CDPHE") and the regulations established by the Department of Interior ("USFWS" and "BLM") and Department of Agriculture (USFS) to manage and protect wildlife and forest resources, including the Pacific Yew. The FDA, the EPA, the Departments of the Interior and Agriculture and other governmental agencies may in the future change the existing regulations or adopt additional regulations that may affect the Company's ability to acquire required raw materials, to manufacture bulk paclitaxel or to develop or manufacture new products. Failure to comply with applicable laws, regulations and permits can result in injunctive actions, product seizures, damages and civil and criminal penalties. If the Company expands or changes its existing operations or proposes any new operations, it may be required to obtain additional or amended permits or authorizations.

FDA Regulation - Paclitaxel

     To market and sell paclitaxel, American Home Products will have to demonstrate that the Company manufactures paclitaxel according to current GMP. The FDA's GMP regulations require, among other things, that the Company comply with certain minimum requirements in the methods, facilities and controls used to manufacture the drug. GMP regulations are designed to assure that the drug is safe and that it meets its purported identity, strength, quality and purity characteristics. The Company must follow stringent record keeping requirements in manufacturing and storing finished products intended for human use. Additionally, the Company has filed "Drug Master Files" which describe the Company's manufacturing processes with the FDA. Each Drug Master File is kept confidential between the Company and the FDA, and it allows the Company to keep its manufacturing processes proprietary. So long as the Company is supplying bulk paclitaxel and other products for products to be sold in the United States, the Company's manufacturing processes will continue to be subject to ongoing FDA regulation and inspections to ensure compliance with GMP, which may be time consuming and costly. Failure to comply with these practices may render the products adulterated and could subject the Company and the drug to regulatory action by the FDA. Although to date the Company has not experienced any significant regulatory problems under GMP, there is no assurance that regulatory problems will not occur in the future as a result of expanded production in several of its facilities, new regulations, changes in interpretation or enforcement of existing regulations or otherwise.

     Some states may have regulatory requirements in addition to the FDA. The Company does not anticipate that complying with state regulations will pose any significant difficulties. Foreign countries may also have laws regulating drugs sold in those countries.

     The Company may, in the future, produce additional taxanes which will be subject to the same regulation as described above with respect to paclitaxel.

FDA Regulation - Generic Drugs

     The Waxman-Hatch Act was enacted to make more low cost generic drugs available to the public. The Waxman-Hatch Act established an abbreviated new drug application procedure
(ANDA) for generic drugs undergoing market approval before the FDA. The supplemental New Drug Application procedure allows generic drugs to be approved by the FDA if they are shown to be the "bioequivalent" of an approved drug. A drug is considered bioequivalent to an approved drug if the rate and extent of absorption of the generic drug do not show a significant difference from the rate and extent of absorption of the approved drug when administered at the same molar dose of the therapeutic ingredient under similar experimental conditions in either a single dose or multiple doses. The ANDA provision eliminates the expense and delay of proving the safety and effectiveness of a generic drug in clinical tests on humans when a pioneer drug manufacturer has already proven such requirements.

     Under the Waxman-Hatch Act, the FDA must approve the supplemental NDA within 180 days from the time of filing, if the applicant shows that: 1) the conditions for prescribed, recommended, or suggested use for the new generic drug have been previously approved for a prior drug; 2) the generic drug has the same active ingredients as the prior approved drug; 3) the generic drug uses the same route of administration, dosage form and strength as the approved drug; 4) the generic drug is the "bioequivalent" of an approved drug; and 5) the labeling proposed for the generic drug is the same as the labeling approved for the prior drug. Additionally, the applicant must certify that, in its opinion and to the best of its knowledge, neither the generic drug nor its use is patented, or if patented, that the patent has expired, will expire or that the patent is invalid or will not be infringed.

     The Waxman-Hatch Act provides that pioneer drugs receive five years of exclusive market life. The effective date of the exclusivity period is the date of NDA approval of the pioneer drug. This provision which prohibits the approval of a generic equivalent for five years. The Waxman-Hatch Act also grants 180 days exclusivity to the first successful supplemental NDA application against future competing supplemental NDA versions of the product.

FDA Regulation - Nutraceuticals

     Nutraceutical products fit into the new product category of "Dietary Supplements". This new product category was established by the Dietary Supplement Health and Education Act of 1994 ("The Act") and is separate from foods and drugs.

     The Act created a federal framework for the regulation of dietary supplements, guaranteeing consumer access to safe and beneficial products and to balanced information about their benefits. The legislation recognized the importance of nutrition and the benefits of dietary supplements in health promotion. It recognized that preventative health measures, including education, good nutrition, and appropriate use of safe dietary supplements can help reduce the incidence of chronic diseases and reduce long-term health care expenditures.

     Under the Act, dietary supplements are defined as vitamins, minerals, herbs or other botanicals, amino acids, or other dietary substances used to supplement the diet by increasing the total dietary intake. Moreover, concentrates, metabolites, constituents, extracts, or any combination of these ingredients are also included in this definition.
Tobacco is specifically excluded from the definition.

     The Act also states that where an ingredient is first marketed as a dietary supplement and is subsequently approved as a new drug, it can continue to be sold as a supplement unless the Secretary of Health and Human Services rules that it would not be safe to do so. Conversely, an ingredient that is first approved as a new drug, or as an investigational new drug for which substantial and public clinical testing is in progress, may not be marketed as a dietary supplement unless the Secretary determines that it would be safe to do so under the Food, Drug and Cosmetic Act.

     The Act preserves the existing safety standards found in the Food, Drug and Cosmetic Act and provides additional safeguards to ensure that consumers are protected from products which present a significant or unreasonable risk of illness or injury under the conditions of use recommended or suggested in product labeling. The bill also grants the Secretary of Health and Human Services emergency authority to remove a supplement from the marketplace if it poses an imminent hazard to public safety. In such cases, the Secretary must promptly convene on-the-record rule making to examine the evidence justifying the removal.

     The Act addresses dietary supplement claims and statements of nutritional support. It establishes labeling practices regarding quality standards for supplements, including requirements concerning purity, disintegration and compositional specifications and also amends nutrition labeling and nutrient content claim requirements for dietary supplements under the Nutrition Labeling and Education Act of 1990. In addition, the Act clarifies that the protections granted to vitamins and minerals under the Proxmire Amendment are extended to all dietary ingredients. Thus, dietary supplements cannot be treated as drugs solely on the basis of potency or combination.

FDA Regulation - Other

     Any products produced by the Company for use in flavors or cosmetics are subject to federal and state regulations relating to grading, quality control, product branding and labeling and sanitary control. Additionally, due to its alcohol content, the Company's vanilla extract and other flavor extracts are regulated by the U.S. Bureau of Alcohol, Tobacco and Firearms. The U.S. Department of Agriculture and the FDA also regulate manufacture of foods and cosmetics, as do various state agencies.

Other Environmental Regulations

     Due to its ambient emissions of volatile organic compounds, some of which are considered toxic as well as flammable, all of the Company's facilities are considered a source of hazardous air pollutants and subject to the 1990 Clean Air Act Amendments' phased-in requirements for such sources. Emission standards established by the EPA setting the Maximum Achievable Control Technology (MACT) and Best Achievable Control Technology (BACT) limit hazardous air pollutant emissions from this category of sources, require a comprehensive air emission operating permit, which has been received by the Company, and include related testing and reporting requirements. The Company believes its facilities are in compliance with applicable air pollution control requirements.

     The Company is also subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act, and other federal, state, and local statutes and regulations. The Company believes it is in compliance with these and other laws in all material respects.

     The Bureau of Land Management and the USDA Forest Service work together to create uniform harvesting regulations on secondary forestry products on federally managed land. The harvest of special forest products requires a permit for commercial uses, both state and federal. Prices for permits are variable and depend on many factors. In addition to permits, loan tickets are required on products removed from federal lands. In addition, land managing agencies do not allow harvesting in some areas, including areas of critical environmental concern, fenced enclosures and other experimental test sites. Areas where Native Americans exercise treaty rights or traditional cultural activities may also have restrictions. Agencies may restrict harvest by quantity, by specific methods, to specific locations, and by season of use. In addition, many plants are considered sensitive, threatened, or endangered.

EMPLOYEES

     As of April 30, 1996, the Company had 365 regular full-time employees.

     Of that total (excluding Hauser Northwest and Shuster),
60 employees were involved with administrative, financial and marketing functions, 68 were involved in the Technical
Services Division, 59 were involved in processing natural products, and 32 with Research and Development.

     The Company's wholly-owned subsidiary, Hauser Northwest, employed 14 people in administration, financial and marketing functions and 39 in sourcing raw materials and processing natural products as of April 30, 1996. In addition, Hauser Northwest contracted with independent contractors for the collection of Pacific yew bark in various areas of the Pacific Northwest.

     The Company's wholly- owned subsidiary, Shuster
Laboratories, Inc. (Shuster), employed 21 people in administration, financial and marketing functions and 38 in Technical Services, 14 in processing/sourcing, and 20 in Research and Development.

PRODUCT LIABILITY INSURANCE

     The testing and sale of the Company's products entails an inherent risk that product liability claims may be asserted against the Company. In particular, the pharmaceutical industry has experienced increasing difficulty in maintaining product liability insurance coverage at reasonable levels, and substantial increases in insurance premium costs have rendered coverage economically impractical in many cases. The Company has obtained $12.0 million in product liability coverage. There can be no assurance that the Company will be able to maintain product liability insurance on acceptable terms or that its insurance will provide adequate coverage against potential claims. While the Company has not experienced any product liability claims, if such claims should arise in the future, the Company's business and prospects could be materially adversely affected.

Item 2.  Properties.

     The Company's facility at 5555 Airport Boulevard, Boulder, CO 80301 houses 25,298 square feet of executive and administrative offices, 15,474 square feet of processing and manufacturing facilities , and 15,228 square feet of laboratory facilities. The building is used to house operations and provide enlarged, modern production and laboratory capabilities. The Company's lease on the Airport Facility expires in 2001, and the Company has an option to purchase the facility for $3.5 million. The Company has purchased the adjacent lot for possible future construction of a building for administration and research and development, future expansion of other manufacturing activities.

     During 1994, the Company completed construction of its Hauser Park facility. The facility was operational in January 1994. The 32,052 square foot facility houses 9,882 square feet of flavors manufacturing, 2,413 square feet of nutraceuticals manufacturing, 2,167 square feet of warehouse space, and 17,590 square feet of administration space.

     On July 15, 1994, the Company purchased a previously-leased 26,426 square foot facility at 4750 Nautilus Court South, Boulder, Colorado. The facility has 17,536 square feet utilized for process development/manufacturing, and 8,890 square feet dedicated to the Engineering business group of the Company's Technical Services Division.

     During fiscal 1995, the Company also leased approximately 95,300 square feet of space in two different locations in Colorado. The leases are for 5,400 square feet of laboratory and manufacturing space, and 89,900 square feet of warehouse space. These leases range from three months to three years in length with options to renew.

     Through its wholly-owned subsidiary Ironwood, the Company leases 43,000 square feet of space in Tumwater, Washington. The Company has the option to purchase the property for $1.85 million. A second leased facility in Tumwater has 12,000 square feet of storage space. A third 20,000 square feet facility houses the dried and preserved processing operations. In addition, Ironwood leases 1,200 square feet of production space in South Bend, Washington, 3,500 square feet in Nanaimo, British Columbia (Canada).The Company owns a 5,000 square foot facility in Waldport, Oregon and it owns 1.2 acres of property and a 3,200 square foot facility in Myrtle Point, Oregon. Further, the Company leases a 10,000 square foot warehouse and production facility in Sutherlin, Oregon. All of Ironwood's owned/leased space is dedicated to the Company's raw material acquisitions and secondary forest products operations.

     Through it's wholly-owned subsidiary Shuster, the Company leases 35,423 square feet of space in Quincy, Massachusetts. The Quincy facility houses 12,284 square feet of executive and administration offices, 17,528 square feet of laboratory facilities, and 5,611 square feet of storage space.

     In addition, Shuster leases 9,350 square feet of space in Smyrna, Georgia. The Smyrna facility houses 3,050 square feet of executive and administration offices, and 6,300 square feet of laboratory facilities.


Item 3.  Legal Proceedings

     The Company knows of no material pending legal proceedings to which the Company is a party or of which any of its properties is the subject and no such proceedings are known to the Company to be contemplated by governmental authorities.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a shareholder vote during the fourth quarter of the year ended April 30, 1996.

PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

     The Company's Common Stock is traded in the over-the-counter market on the NASDAQ system under the symbol HAUS. The quotations presented below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The following table sets forth for the periods indicated, the high and low closing bid quotations for the Common Stock:

                                                  High    Low
Fiscal 1995
     First Quarter through July 31, 1994          9.00    6.31
     Second Quarter through October 31, 1994      6.94    5.88
     Third Quarter through January 31, 1995       6.06    4.50
     Fourth Quarter through April 30, 1995        5.75    4.44

Fiscal 1996
     First Quarter through July 31, 1995          6.63    4.25
     Second Quarter through October 31, 1995      6.00    4.88
     Third Quarter through January 31, 1996       7.25    4.25
     Fourth Quarter through April 30, 1996        7.38    5.50

Fiscal 1997
     First Quarter through July 15, 1996          8.38    6.13

     As of April 30, 1996, there were approximately 772 holders of record of the Common Stock, which numbers do not reflect stockholders who beneficially own Common Stock held in nominee or street name.

Dividend Policy

     The Company has not paid cash dividends in the past and does not intend to pay cash dividends in the foreseeable future nor can it pursuant to the terms of its bank lending agreement. The Company presently intends to retain earnings for use in its business, with any future decision to pay cash dividends dependent upon the Company's growth, profitability, financial condition, and other factors the Board of Directors may deem relevant.

Item 6.  Selected Financial Data

     The following is a summary of selected financial data which the Company believes highlights trends in its financial condition and results of operations. The data is as of and for the Company's fiscal years ended April 30, 1992, 1993, 1994, 1995 and 1996.

                                  Year Ended April 30,
                                  1992          1993          1994           1995           1996
Statements of Operations Data:
Revenues:
     Natural product processing    $23,121,746   $57,117,201   $57,481,911    $19,106,964    $16,349,342
     Technical services              2,479,493     2,150,454     2,902,546      3,796,559      9,315,672
         Total revenues             25,601,239    59,267,655    60,384,457     22,903,523     25,665,014
Cost of revenues                    18,838,090    42,029,501    36,399,299     19,496,891     26,149,374
Gross margin                         6,763,149    17,238,154    23,985,158      3,406,632       (484,360)
Operating expenses                   2,421,752     5,060,283     9,076,719      9,644,039     12,206,938
Income (loss) from operations        4,341,397    12,177,871    14,908,439     (6,237,407)   (12,691,298)
Other income (expense):
     Interest income                   705,202       975,485     1,231,204      1,857,406      1,048,337
     Interest expense                  (43,558)      (10,637)          -          (42,667)       (60,313)
     Writedown of investment               -             -             -              -       (1,000,000)
         Total other income (expense)  661,644       964,848     1,231,204      1,814,739        (11,976)
Income (loss) before provision for
     income taxes                    5,003,041    13,142,719    16,139,643     (4,422,668)   (12,703,274)
Provision (benefit) for income taxes 1,976,000     4,997,000     5,818,000     (1,725,518)    (4,966,938)
Net income (loss)                  $ 3,027,041   $ 8,145,719   $10,321,643    $(2,697,150)   $(7,736,336)
Net income (loss) per share             $ 0.31        $ 0.80        $ 0.98        $ (0.26)       $ (0.75)
Weighted average number of shares
     outstanding                     9,846,309     1,019,287    10,504,075     10,478,545     10,344,169


                                    As of April 30,
                                    1992         1993          1994           1995           1996
Balance Sheet Data:
Working capital                     $26,905,009  $25,389,316   $37,656,042    $37,156,490    $32,076,509
Property and equipment, net          13,279,150   21,056,665    25,751,356     25,711,954     25,180,146
Total assets                         45,634,170   73,565,844    84,568,740     82,575,167     74,855,599
Long-term debt                           69,911          -             -          111,078        214,922
Stockholders' equity                 42,826,101   69,714,161    80,770,038     77,391,459     70,183,619

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

OVERVIEW

     The Company continued to invest its technology and finances to secure its position as a multi-product, multi-customer company focused on the development, manufacturing and marketing of special products from natural sources during its fiscal year ended April 30, 1996. For the three years prior to fiscal 1995, substantially all of the revenue, profitability and cash flow of the Company had come from the production and sale of paclitaxel to Bristol. In fiscal 1995, sales to Bristol amounted to only 27% of total revenues, and in fiscal 1996, no revenues from Bristol were recognized. Final shipments of paclitaxel to Bristol were made during fiscal 1995 under the terms of an amended contract which Bristol chose not to renew. The Company was not profitable in fiscal 1995 and 1996 as plans were implemented to broaden product lines and enter new markets.

     During fiscal 1996, management implemented comprehensive plans for business growth. Through continued cost controls during fiscal 1997, these plans could return the Company to profitability late in fiscal 1997. These plans, particularly in the new product areas, anticipate certain revenue levels and minimal problems with production of the new products. However, there can be no assurance of when profitability will be attained.

     During fiscal 1995 and 1996, the Company invested its technical and financial resources to develop its four major product areas: health care products, natural ingredients, technical services, and secondary forest products. At the same time, management continued to analyze its cost structure and reduced costs to minimize operating losses by restricting salaries, benefits, and travel and controlling other specific expenses as appropriate. These cost controls are expected to continue until such time as the Company becomes profitable again.

     In fiscal 1996, as part of its dedicated effort to find new sources of revenue through business development activities with new customers or by acquisition, the Company acquired all of the stock of Shuster effective July 21, 1995 for approximately $4,700,000 in cash and notes plus a performance based earnout for meeting certain milestones over the next five years. Shuster is a consumer research and development firm and contract laboratory with headquarters in the Boston area and another facility in the Atlanta area. See further discussion under Technical Services section.

     The following is a discussion of the Company's activities in its four product areas.

HEALTH CARE PRODUCTS

     Pharmaceuticals - On May 12, 1994, the Company entered into a multi-year, world-wide and mutually exclusive Supply Agreement (Supply Agreement) with American Home Products, formerly American Cyanamid Company (Cyanamid), whereby the Company will supply bulk paclitaxel to American Home Products. On that same day, the Company and American Home Products also entered into the R&D Agreement which called for the two companies to cooperate in the research and development of new products derived from naturally or synthetically produced taxanes.

     The research and development program, which had an initial two year term, was funded by American Home Products. This program, and its associated funding, ended in May 1996. The R&D Agreement called for the two companies to cooperate in a mutually exclusive manner in a research and development program funded by American Home Products which was designed to develop new products derived from naturally or synthetically produced taxanes. During the two year term of the program, several taxanes were evaluated and submitted for in vitro pre-clinical testing. No patentable products have beeen identified by the parties at this time for worldwide development. The R&D Agreement expired in May 1996 and was not extended by American Home Products. American Home Products has the right to review any products derived by Hauser from naturally or synthetically produced taxanes during the one year period after expiration of the R&D Agreement.

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

     The contract also called for a $1,000,000 payment upon execution of the agreements (received by the Company in May
1994) and advance purchase payments aggregating up to $3,400,000 contingent upon the following milestones being met: the first filing of a product registration for a Finished Product anywhere in the world, first approval of such product registration, the first filing of such a product registration in the United Kingdom, Germany or France, upon approval of such foreign product registration, upon filing of such product registration with the FDA and upon approval of such FDA registration. Amounts otherwise payable to the Company by American Home Products as Final Payments when Finished Products are sold will be reduced by as much as 30% in any calendar year until such reductions aggregate advance purchase payments previously made.

     During fiscal 1996, the Company produced paclitaxel for American Home Products' development needs, including final product formulations and clinical trials. While difficult to predict the exact timing, the Company's management expects that approval to sell paclitaxel internationally will be obtained by American Home Products in the latter part of fiscal 1997.

     During fiscal 1996, the minimum shipments of paclitaxel provided for in the Supply Agreement were made to American Home Products and continued minimal requirements for sales are expected to be fulfilled in fiscal 1997. In the year ended April 30, 1996, revenues under the Supply Agreement with American Home Products totaled $3,086,529.

     Subsequent to April 30, 1996, American Home Products notified the Company of its decision to maintain exclusivity of the supply of paclitaxel from Hauser in the United States and Canada. In addition, American Home products released its exclusive supply position in the rest of the world. Currently, the parties are negotiating terms of an amended contract.

     Subsequent to April 30, 1996, the Company signed a non-binding letter of intent with a major European pharmaceutical firm, for a three year supply agreement for GMP bulk paclitaxel in Europe and Eastern Europe. The agreement will be mutually exclusive to both parties, except for Hauser's existing obligation to supply paclitaxel to American Home Products in Europe and Eastern Europe, which obligation is pursuant to the Company's existing contract. The pharmaceutical firm intends to purchase from Hauser all supplies of GMP bulk paclitaxel for its total market needs in Europe. The letter of intent is a non-binding agreement subject to contract negotiation, due diligence and approval of the Boards of both companies.

     The Company continued to produce sanguinaria extract for Colgate during fiscal 1996. Sanguinaria extract, a natural antimicrobial, is the key ingredient in Colgate's Viadent[REGISTERED TRADE MARK] toothpaste and oral rinse products. Shipments totaling $933,460 were made during fiscal 1996. Production will continue into fiscal 1997 as the Company will ship sanguinaria extract to complete the current contract with Colgate.

     During the third quarter of fiscal 1995, the Company entered into a research agreement with Dovetail to work on a novel class of compounds which demonstrate potent anticancer activity in animal studies. The Company provided chemistry and manufacturing services for Dovetail's proprietary compounds during fiscal 1996. The Company will provide chemistry and manufacturing services for Dovetail's proprietary compounds. These compounds appear to reinforce the body's inherent ability to fight cancer by enhancing the body's immune system at low doses. They may also amplify vaccine response to increase protection from future infections. These compounds have been found to be non-toxic, even at relatively high doses. They have produced a dramatic anticancer response in early laboratory studies. The Company does not expect to recognize significant revenues on this research project in the foreseeable future.

NATURAL INGREDIENTS

     Nutraceuticals - The Company initiated the technical and business plans necessary to enter the nutraceuticals market during fiscal 1995 and made its initial shipment in the first quarter of fiscal 1996. Total revenues for the year ended April 30, 1996 were $802,686. The term nutraceuticals is used to identify the broad range of natural, healthful products that are used to supplement the diet by increasing the total dietary intake of important nutrients. The United States market is estimated to be over $200 million and is growing at over 20% per year, according to industry resources. The Company's current products include liquid and dry herbal extracts of echinacea, valerian, siberian ginseng, panax ginseng, rosemary, goldenseal and chamomile. Management believes that the Company's expertise in the production of special products from natural sources and its extensive regulatory experience position it well in this market area. However, management is unable to predict the amount of future revenues from these nutraceutical products.

     Natural Flavor Extracts - In July 1994, the Company and Tastemaker, the fifth largest flavor producer in the world, renewed a strategic alliance for the joint development and manufacture of natural flavor extracts. Effective April 30, 1996, the Company and Tastemaker jointly agreed to dissolve the strategic alliance relationship. The Company will assume the responsibilities for marketing and sales of the natural flavor extracts in addition to their manufacture. These and other natural flavor extracts will be marketed under the Company's new brand name NaturEnhance[TradeMark] Flavor Extracts. Under the dissolution agreement, the Company incurred no monetary liabilities, and Tastemaker intends to continue to purchase the Company's natural flavor extracts for use in flavors. Revenues and profits were well below expectations in fiscal 1996 due to lower than expected requirements from the final customers. Management intends to continue to invest in natural flavor extracts with the belief that these products can become significant to overall revenues.

     Natural Food Ingredients - During fiscal 1996, the Company continued to develop and manufacture natural food ingredients products. Food ingredients are products which perform a function in foods, such as preservatives, stabilizers, colorants, antioxidants, and nutritional additives. The Company's objective is to build a quality line of products generating revenues and profits as a world leader in the development, manufacture and sales of natural food additives.

     During fiscal 1996, the Company manufactured and began marketing rosemary extracts. Rosemary extracts have been used for centuries to inhibit oxidative deterioration of fats and oils, however, widespread use has been limited by excessive flavor and odor of rosemary extracts. The Company's patent pending extraction process minimizes rosemary's flavor and odor components while preserving its natural oxidative stabilization characteristics. In addition, the Company engaged in process development efforts on beta carotene, a new product for the Company, which is sold into the healthcare products and food ingredients markets as a colorant, antioxidant and a nutritional supplement. The beta carotene market represents $100 million in annual worldwide sales, according to industry sources. In fiscal 1995, the Company established a joint venture relationship with Cyanotech (BetaPharm) with the intent to manufacture, market and sell natural beta carotene.

     Subsequent to April 30, 1996, the Company received notification from Cyanotech that it had decided to end its participation in the BetaPharm joint venture project. Cyanotech has decided to apply its resources to its own proprietary products. The Company believes that the results of the research over the past two years have been encouraging and the demand for natural beta carotene continues. The Company and Cyanotech are working on an agreement whereby Cyanotech will be available in a technical advisory role on the growing and harvesting of microalgae for the BetaPharm project.

     The Company is currently evaluating the possibility of continuing to pursue this product by itself or with another partner. Pursuant to the terms of the joint venture, Cyanotech will grant an exclusive, perpetual, royalty-free worldwide license of the Cyanotech Technology (as defined in the Joint Venture Agreement) to make, have made, use and sell the products, in consideration for the payment of aggregate out-of-pocket expenses incurred by Cyanotech on the joint venture project since August 1, 1994 (estimated to be approximately $400,000). The Company intends to complete the Pilot Project and evaluate whether or not to acquire the Cyanotech Technology license and proceed with the final commercialization phase. As construction and funding of the facilities are required for commercialization, it is expected that the evaluation will take approximately six to nine months. Effective July 1, 1996, the Company will receive 100% of the profits or losses of the BetaPharm project if it proceeds on its own.

     Minimal revenue from natural food additive products was recognized in fiscal 1996 but shipments are expected to increase in fiscal 1997 because of increased interest expressed by potential customers. However, management is unable to predict the timing and amount of future revenues from natural food additive products.

SECONDARY FOREST PRODUCTS

     The Company acquired substantially all of the net assets of Ironwood in May 1994 through its wholly-owned subsidiary Hauser Northwest. While revenues in fiscal 1996 of $8,225,582 were 6% higher than fiscal 1995 revenues of $7,738,404, operating results were disappointing and below expectations. Ironwood's domestic Christmas season had a negative impact on profitability when anticipated sales did not materialize. Moreover, Ironwood's profitability was negatively affected through strong price competition in Europe. By maintaining only appropriate margin business, volumes and profitability were severely affected. In addition, Ironwood incurred higher than expected manufacturing overhead costs. As a result, Ironwood's operating loss in fiscal 1996 was $2,128,218.

     Prior to the acquisition in May 1994, per unaudited financial statements, the revenues of Ironwood were $7,217,776 in fiscal year ended April 30, 1994 and it experienced a loss of $109,446.

     The acquisition of Ironwood enabled the Company to retain its bark harvesting capabilities in the Northwest and incorporate that seasonal activity into Ironwood's year-around operation, thereby significantly reducing the cost of bark collection. During the first quarter of fiscal 1996, the Company completed its annual harvest of Pacific Yew bark for the manufacture of bulk paclitaxel. In addition, the Company is continuing to harvest bark during the summer months of 1996 to obtain enough bark to satisfy the production and sales requirements of the Supply Agreement for the next three to four years. With the completion of this harvest, management believes that the Company will no longer need to harvest yew bark in the future because cultivated sources will be utilized. Nursery grown, cultivated yew trees are believed to be the next source of paclitaxel and have proven to provide an acceptable raw material for processing.

     Management has defined important specific strategies designed to improve the profitability of Ironwood. During the next year, the Company will focus on expanding penetration of the domestic wholesale market base, shortening distribution channels in Europe and expanding its new dried and preserved tropical product lines.

     With emphasis in these strategic areas, management believes that Ironwood can return to profitability. However, because of uncertainty in the market place, volatility in weather conditions and availability of raw materials, management is unable to quantify the timing and amount of future revenues and profitability of Ironwood.

TECHNICAL SERVICES

     The Technical Services Division, which includes Chemistry and Engineering Laboratory Services and Shuster, experienced revenue growth in fiscal 1996 of 145% over the previous fiscal year, primarily as a result of the acquisition of Shuster. Management believes that demand for technical services provided by the Company will continue and expects this service group to continue to grow.

     As part of its dedicated effort to find new sources of revenue through business development activities with new customers or by acquisition, the Company acquired all of the stock of Shuster effective July 21, 1995 for approximately $4,700,000 in cash and notes plus a performance based earnout for meeting certain milestones over the next five years. Shuster is a consumer research and development firm and contract laboratory with headquarters in the Boston area and another facility in the Atlanta area. Shuster, over a forty year period, has developed a reputation for delivering high quality services.

     Shuster has a clientele of nationally known companies and operates in areas that are complementary to the services provided by the Company's own laboratories. Areas of expertise for Shuster include food product development, household chemical formulation, nutritional supplement and pharmaceutical assay and formulation, microbiological assay, FDA labeling and a significant number of related areas focused around consumer products. The Company believes that there are significant opportunities to leverage the compatibility and reputation of Shuster with its own technical services capabilities. Shuster operates as a wholly-owned subsidiary under its own name and key Shuster executives will continue to manage the new subsidiary.

RESULTS OF OPERATIONS:

     The following table sets forth, for the periods indicated, the percentage of revenues of selected amounts from the Company's Consolidated Statements of Operations.

PERCENTAGE OF REVENUES OF
SELECTED OPERATING STATEMENT AMOUNTS

                                              Year ended April 30,
                                              1996            1995            1994
Revenues:
     Natural product processing                63.7%           83.4%           95.2%
     Technical services                        36.3            16.6             4.8
Total revenues                                100.0            100.0          100.0
Gross margin                                  (1.9)            14.9            39.7
Operating expenses:
     Research and development                  8.4             10.3             4.4
     Sales and marketing                       8.4              4.7             0.6
     General and administrative               30.8             27.1            10.0
Income (loss) from operations                (49.4)           (27.2)           24.7
Interest income (expense)                      3.8              7.9             2.0
Writedown of other investment                 (3.9)
Income (loss) before income taxes            (49.5)           (19.3)           26.7
Net income (loss)                            (30.1)%          (11.8)%          17.1%

     (amounts may not total due to rounding)

     REVENUES. Revenues increased 12% to $25,665,014 in fiscal 1996 from $22,903,523 in 1995. The increase in fiscal 1996 was primarily due to the acquisition of Shuster, which contributed $4,530,569 to consolidated revenues. In addition, the Company recognized revenues of $802,686 in fiscal 1996 from the sales of nutraceutical products; these products were not sold in prior fiscal years. These increases were offset by reduced sales of bulk paclitaxel due to the cessation of the amended contract with Bristol. The Company also recognized revenue of $750,000 in both fiscal years 1996 and 1995 for activities performed under the R&D Agreement with American Home Products.

     Revenues decreased in fiscal 1995 to $22,903,523 from $60,384,457 in fiscal 1994 primarily due to the reduced sales of bulk paclitaxel, which were recognized primarily in the first six months of fiscal 1995, to Bristol based on the cessation of the amended contract, offset by the shipments of paclitaxel to American Home Products pursuant to the Supply Agreement. Also, there were no bark revenues in fiscal 1995 pursuant to the amended contract with Bristol as compared to $15,879,602 in fiscal 1994. The decrease in fiscal 1995 was partially offset by the inclusion revenues of $7,697,186 from Ironwood. Fiscal 1995 was the first year Ironwood was consolidated into the Company's operations.

     Included in fiscal 1995 revenues from American Home Products is $1,000,000, the payment of which was received by the Company at the inception of the Supply Agreement in June 1994. Pursuant to the Supply Agreement, American Home Products agreed to pay $1,000,000 to the Company for the right to terminate the Supply Agreement at its option during the first year (which expired May 11, 1995) of its ten year term. The Company had no obligation under any circumstances to repay any of the $1,000,000 payment received.

     Revenues from American Home Products were $3,880,297 in fiscal 1996, or 15% of total revenues, and $3,018,445, or 13% of total revenues, in fiscal 1995. There were no corresponding revenues from American Home Products in fiscal 1994. Revenues from Bristol amounted to $6,063,896 in fiscal 1995 and $53,242,513 in fiscal 1994 and constituted 27% and 88% of total revenues, respectively.

     Flavors revenues increased 23% in fiscal 1996 to $1,815,797 from $1,480,031 in fiscal 1995. This increase was primarily due to increased market acceptance of natural flavor extracts. Flavors revenues decreased in fiscal 1995 to $1,480,031 from $3,069,959 in fiscal 1994. This decrease resulted primarily from lower demand from the final customers for natural flavor extract products.

     Revenues from secondary forest products in fiscal 1996 were $8,225,582 compared to $7,738,404 in fiscal 1995, an increase of 6%. This increase was primarily the result of higher sales of domestic greens and the introduction of the dried and preserved product lines. Revenues in fiscal 1995 were $7,738,404 compared to $795,324 in fiscal 1994. This increase was the result of the Company's acquisition of substantially all of the net assets of Ironwood on May 1, 1994. For comparative purposes, unaudited revenues for Ironwood prior to the acquisition were $7,217,776 in fiscal
1994.

     Technical services revenues increased to $9,315,672 in fiscal 1996 compared to $3,796,559 in fiscal 1995, primarily due to the acquisition of Shuster which contributed $4,530,569 to consolidated revenues. Excluding Shuster, Technical Services revenues grew 26% in fiscal 1996 over the previous year. The increase in fiscal 1996 was the result of a redirection and emphasis of efforts to revenue producing activities for outside clients including the expansion of laboratory services into the natural products market. Technical services revenues of $3,796,559 in fiscal 1995 increased 31% as compared to $2,902,546 in fiscal 1994. This reflects a decreasing use of technical services personnel in paclitaxel activities and a redirection and emphasis of their efforts to revenue producing activities for outside clients.

     GROSS MARGIN. Gross margin in fiscal 1996 was (1.9%) of total revenues compared to 14.9% in fiscal 1995 and 39.7% in fiscal 1994. The reduction in fiscal 1996 is the result of revenue generating products in fiscal 1996, including bulk paclitaxel to American Home Products, nutraceuticals, natural flavor extracts, secondary forest products and technical services, which all yield significantly lower margins than the sale of paclitaxel to Bristol in prior fiscal years. Gross margins on current paclitaxel sales are low in anticipation of future royalties. In addition, the Company is incurring high overhead costs in relation to its current sales levels in anticipation of growth in other product lines. The Company also incurred a loss in fiscal 1996 of approximately $1,460,000 due to a contract amendment with a customer. Moreover, Ironwood experienced a negative gross margin of approximately $833,000 in fiscal 1996 due to higher than anticipated manufacturing overhead costs and severe pricing pressures. Although gross margins will most likely remain lower than historical levels, management believes improved gross margins from current levels are possible as growth in revenues is realized, particularly in the new product areas, and production capacities are more fully utilized. Improving gross margins are a specific goal for the Company in fiscal 1997.

     OPERATING EXPENSES. Research and development expenses were $2,157,708 in fiscal 1996 compared to $2,359,961 in fiscal 1995, a decrease of 9%. Gross research costs in fiscal 1995, which included costs related to work for American Home Products under the R&D Agreement, which are included in costs of sales, were $2,592,772. The Company continued its efforts in fiscal 1996 in new product development, particularly in the areas of paclitaxel extraction from cultivated sources, nutraceuticals and food ingredients products. Research and development expenses were $2,634,062 in fiscal 1994. The slight decrease in research and development costs in fiscal 1995 as compared to fiscal 1994 was related to the cessation of the Bristol contract. The Company also performs, from time to time, research and development services related to potential pharmaceutical products under SBIR Agreements (Small Business Innovation Research programs) for which it is reimbursed. During fiscal 1996, the Company completed work on Artemisinin Analogs for the National Institutes of Health. The Company intends to actively pursue research and development efforts and these costs are likely to increase in future periods.

     Sales and marketing expenses were $2,149,880 in fiscal 1996 compared to $1,075,120, an increase of $1,074,760. This increase results from the acquisition of Shuster in July 1995 which contributed $1,150,248 to consolidated sales and marketing expenses. In fiscal 1994, sales and marketing expenses were $389,564. The increase in fiscal 1995 was due to the acquisition of Ironwood, which added $664,116 to consolidated sales and marketing expenses.

     General and administrative expenses were $7,899,350 in fiscal 1996 compared to $6,208,958 in fiscal 1995 and $6,053,093 in fiscal 1994. Included in fiscal 1996 is $1,652,325 from Shuster. Excluding Shuster, general and administrative expenses in fiscal 1996 were $6,247,025, an increase of $38,067 as compared to the prior fiscal year due. Fiscal 1995 general and administrative expenses were up slightly in comparison to fiscal 1994 expenses because of cost reduction efforts offset by the addition of $1,428,469 of Ironwood costs. General and administrative expenses as a percent of revenues increased to 30.8% in fiscal 1996 from 27.1% in 1995 and 10.0% in fiscal 1994. In the fourth quarters of fiscal 1996 and 1995, the Company implemented further cost reduction programs and incurred $97,000 and $152,000 in severance costs as a result, respectively. In addition, in fiscal 1995, the Company performed an evaluation of its production facility assets and concluded that certain assets should be redeployed in connection with the Company's transition to a multi-product, multi-customer manufacturer of special products from natural sources. As a result, certain remaining costs for assets being redeployed totaling $489,905 were expensed. The Company continues to evaluate opportunities to reduce general and administrative costs where appropriate.

     INTEREST INCOME. Interest income was $1,048,337 in fiscal 1996 compared to $1,857,406 in fiscal 1995 and $1,231,204 in fiscal 1994. The decrease in fiscal 1996 is primarily due to the lower amount of funds available for investment. The increase in fiscal 1995 as compared to fiscal 1994 was due to an increase in availability of funds for investment and an increase in interest rates.

     WRITEDOWN OF OTHER INVESTMENT.  In April, 1996, the
Company's investment in a development stage company was written down resulting in a loss of $1,000,000. The investment was liquidated in the first quarter of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES
     GENERAL. Total cash and cash equivalents plus short-term investments were $15,220,627 at April 30, 1996 compared to $31,679,693 (including long term investments) at April 30, 1995. The decrease is due primarily to expenditures for the harvesting of Pacific Yew bark, the purchase of Shuster, the purchase of raw materials and manufacture of finished goods inventory for nutraceuticals and food ingredients products, and the funding of operating losses. The Company has a line of credit totaling $1,500,000 which expires in September 1996 and is used primarily for letters of credit related to raw material purchases. As of April 30, 1996, $1,500,000 was available for use under this line of credit. The Company believes that cash reserves, funds generated from operations and the line of credit will be sufficient to fund the Company's operations through at least the next twelve months.

     The maturities of the Company's investments, which as of April 30, 1996 do not extend beyond one year, are staggered such as to allow the Company to access the funds upon their maturation in a manner to allow the Company to meet its obligations as they become due.

     WORKING CAPITAL. Working capital as of April 30, 1996 was $32,076,509 compared to $37,156,490 as of April 30, 1995.
The decrease is primarily due to the use of working capital for the acquisition of Shuster and the build up of noncurrent inventory.

     PROPERTY AND EQUIPMENT. Purchases of property and equipment totaled $2,165,810 in fiscal 1996. This was principally comprised of equipment required for the production of rosemary and paclitaxel and of equipment purchased as part of the acquisition of Shuster.

     BACKLOG. Backlog of unfilled purchase orders was $2,270,620 as of April 30, 1996 compared to $2,029,799 as of
April 30, 1995. Backlog as of April 30, 1996 consist of unfilled purchase orders for nutraceuticals, flavors and sanguinaria products.

     SEASONALITY. The Company's operations have previously been subject to seasonality due to the concentration of bark collection revenues for Bristol in the summer months when the bark is easiest to collect. Because of this concentration, total revenues had historically been higher in the first and second quarter of each fiscal year but, because of the lower gross margin associated with bark collection compared to processing of natural products, the gross margins in the first and second quarters had historically been lower than those normally experienced in the other two quarters of the fiscal year. Beginning in fiscal 1995 and beyond, although the Company may be collecting bark for its own use, it will no longer be recognizing bark revenue. Thus the effect of this seasonal activity on the results of operations will be significantly diminished.

     Ironwood's results from operations are expected to be strongest in the third and fourth quarters because of the nature of the decorative forest products business.

     Additionally, the Company has experienced seasonality in its flavors product line primarily in advance of the demand for summer beverages, in which most of its products are used.

     Certain oral and written statements of management of the Company included in the Form 10-K and elsewhere may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations. The forward-looking statements included herein and elsewhere are based on current expectations that involve judgments which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Item 8.  Financial Statements and Supplementary Data

     The following financial statements are included in this
Report:

                                                          Page

     Independent Auditors' Report                          F-1

     Consolidated Statements of Operations for the
     years ended April 30, 1996, 1995 and 1994             F-2

     Consolidated Balance Sheets as of
     April 30, 1996 and 1995                               F-3

     Consolidated Statements of Stockholders' Equity for
     the years ended April 30, 1996, 1995 and 1994         F-4

     Consolidated Statements of Cash Flows for the years
     ended April 30, 1996, 1995 and 1994                   F-5

     Notes to Consolidated Financial Statements for the
     years ended April 30, 1996, 1995 and 1994             F-6

INDEPENDENT AUDITORS' REPORT

Hauser Chemical Research, Inc.:

We have audited the accompanying consolidated balance sheets of Hauser Chemical Research, Inc. and its subsidiaries as of April 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hauser Chemical Research, Inc. and its subsidiaries as of April 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1996 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Denver, Colorado
July 15, 1996

HAUSER CHEMICAL RESEARCH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS


     Years ended April 30,

                                             1996           1995           1994
REVENUES (Note 8):
  Natural product processing                 $16,349,342    $19,106,964    $57,481,911
  Technical services                           9,315,672      3,796,559      2,902,546
        Total revenues                        25,665,014     22,903,523     60,384,457

COST OF REVENUES                              26,149,374     19,496,891     36,399,299

GROSS MARGIN                                    (484,360)     3,406,632     23,985,158

OPERATING EXPENSES (Notes 7 and 9):
  Research and development                     2,157,708      2,359,961      2,634,062
  Sales and marketing                          2,149,880      1,075,120        389,564
  General and administrative                   7,899,350      6,208,958      6,053,093
        Total operating expenses              12,206,938      9,644,039      9,076,719

INCOME (LOSS) FROM OPERATIONS                (12,691,298)    (6,237,407)    14,908,439

OTHER INCOME (EXPENSE):
  Interest income                              1,048,337      1,857,406      1,231,204
  Interest expense (Notes 3 and 4)               (60,313)       (42,667)
  Writedown of other investment (Note 1)      (1,000,000)

        Total other income (expense)             (11,976)     1,814,739      1,231,204

INCOME (LOSS) BEFORE INCOME TAXES            (12,703,274)    (4,422,668)    16,139,643

INCOME TAX PROVISION (BENEFIT) (Note 6)       (4,966,938)    (1,725,518)     5,818,000

NET INCOME (LOSS)                            $(7,736,336)   $(2,697,150)   $10,321,643


NET INCOME (LOSS) PER SHARE:                      $(0.75)        $(0.26)         $0.98


WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING:                                10,344,169     10,478,545     10,504,075

See notes to consolidated financial statements.

HAUSER CHEMICAL RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

                                                 April 30,
ASSETS                                           1996          1995

CURRENT ASSETS:
  Cash and cash equivalents (Note 4)             $7,428,752    $4,244,874
  Held-to-maturity investments                    7,791,875    20,442,944
  Accounts receivable, less allowance for doubtful accounts:
      1996, $472,215; 1995, $217,130 (Note 8)     6,801,376     5,507,482
  Income taxes receivable (Note 6)                2,665,464     2,230,880
  Inventories, current (Note 2)                   8,508,973     6,094,525
  Prepaid expenses and other                        772,780       522,470
  Net deferred income tax assets (Note 6)         1,020,895       395,492
        Total current assets                     34,990,115    39,438,667

PROPERTY AND EQUIPMENT (Note 4):
  Land and buildings                              7,264,294     7,040,283
  Lab and processing equipment                   27,300,654    25,135,330
  Furniture and fixtures                          5,632,013     5,426,698
        Total property and equipment             40,196,961    37,602,311
  Accumulated depreciation and amortization     (15,016,815)  (11,890,357)
        Net property and equipment               25,180,146    25,711,954

OTHER ASSETS:
  Held-to-maturity investments                                  6,991,875
  Goodwill, less accumulated amortization:
       1996, $668,202; 1995, $281,784             3,665,780     1,464,821
  Inventories, non-current (Note 2)               9,846,031     7,697,917
  Deposits and other                                311,027       169,933
  Available-for-sale investment                     862,500
  Other investments                                             1,100,000
        Total other assets                       14,685,338    17,424,546

TOTAL                                           $74,855,599   $82,575,167

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $754,710    $1,268,006
  Current portion of long term debt (Note 4)        623,279        30,919
  Accrued salaries and benefits                     860,747       515,969
  Other accrued current liabilities                 674,870       467,283
        Total current liabilities                 2,913,606     2,282,177

LONG TERM DEBT (Note 4)                             214,922       111,078

NET DEFERRED INCOME TAX LIABILITIES (Note 6)      1,543,452     2,790,453

COMMITMENTS (Note 7)

STOCKHOLDERS' EQUITY (Notes 3, 5, 9 and 10):
  Common stock, $.001 par value; 50,000,000 shares
     authorized; shares issued:
    1996, 10,564,613; 1995, 10,526,079               10,565        10,526
  Additional paid-in capital                     59,418,280    59,266,173
  Treasury stock, at cost: 1996, 201,100 shares;
      1995, 181,100 shares                       (1,054,812)     (966,062)
  Unrealized gain on available-for-sale investment,
      net of income taxes                           465,100
  Retained earnings                              11,344,486    19,080,822
        Net stockholders' equity                 70,183,619    77,391,459

TOTAL                                           $74,855,599   $82,575,167

See notes to consolidated financial statements.

HAUSER CHEMICAL RESEARCH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                            Unrealized
                                                                                            gain on
                                                  Additional                                available              Net
                              Common Stock        Paid-in         Treasury Stock            for sale  Retained  Stockholders'
                           Shares       Amount    Capital       Shares      Amount          investmentEarnings     Equity

BALANCE, APRIL 30, 1993    10,407,547   $10,408   $58,247,424   -           -               -         $11,456,329  $69,714,161

Issuance of common stock
   for employee compensation    2,000         2         9,448                                                            9,450
Issuance of stock for
   401(k) contribution         25,051        25       287,353                                                          287,378
Exercise of warrants           19,000        19        61,231                                                           61,250
Exercise of stock options      25,356        25       109,950                                                          109,975
Tax reduction from employee
   exercise of stock options                           91,520                                                           91,520
Reimbursement of fiscal
   1993 offering costs                                174,661                                                          174,661
Net income                                                                                             10,321,643   10,321,643

BALANCE, APRIL 30, 1994    10,478,954    10,479    58,981,587      -             -            -        21,777,972   80,770,038

Issuance of common stock for
   401(k) contribution         28,218        28       213,676                                                          213,704
Exercise of stock options      18,907        19        30,964                                                           30,983
Tax reduction from employee
   exercise of stock options                           39,946                                                           39,946
Purchase of treasury stock                                      (181,100)     $(966,062)                             (966,062)
Net loss                                                                                               (2,697,150) (2,697,150)

BALANCE, APRIL 30, 1995    10,526,079    10,526    59,266,173   (181,100)      (966,062)        -      19,080,822   77,391,459

Exercise of stock options      37,200        38       120,407                                                          120,445
Tax reduction from employee
   exercise of stock options                           29,700                                                           29,700
Exercise of warrants            1,334         1         2,000                                                            2,001
Purchase of treasury stock                                       (20,000)        (88,750)                             (88,750)
Change in unrealized gain on
   available for sale investment                                                            $465,100                   465,100
Net loss                                                                                               (7,736,336) (7,736,336)

BALANCE, APRIL 30, 1996    10,564,613   $10,565   $59,418,280   (201,100)   $(1,054,812)    $465,100  $11,344,486  $70,183,619

See notes to consolidated financial statements.

HAUSER CHEMICAL RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Years ended April 30,
                                                          1996           1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                       $(7,736,336)   $(2,697,150)   $10,321,643
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                             3,592,872      3,394,864      4,592,713
  Loss on disposal of assets                                  176,004        916,931        143,234
  Writedown of other investment                             1,000,000
  Amortization of investment premium (discount)                55,531       (246,726)       (21,075)
  Issuance of common stock for employee compensation                                          9,450
  Deferred income tax provision (benefit)                  (2,169,804)       686,186        562,000
  Issuance of common stock for 401(k) contribution                           213,704        287,378
  Change in assets and liabilities, net of effects from
    the purchase of Shuster and Ironwood:
       Accounts receivable                                   (290,670)     8,012,908     (1,814,146)
       Income taxes receivable                               (366,518)    (1,650,116)       (39,800)
       Inventories                                         (4,562,562)    (8,625,332)    (1,672,551)
       Prepaid expenses and other                            (173,511)        92,046         14,666
       Accounts payable                                      (670,272)       100,214       (662,581)
       Other accrued liabilities                              167,517         40,904         84,642
Net cash provided by (used in) operating activities       (10,977,749)       238,433     11,805,573

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                      (2,165,810)    (3,963,216)    (9,405,918)
  Deposits and other                                           70,038         97,373         13,602
  Purchase of Ironwood net assets                                         (1,045,053)
  Purchase of Shuster's common stock, net of cash acquired (3,317,919)
  Purchase of investments                                                (12,267,757)    (7,857,972)
  Maturity of investments                                  19,587,413     14,087,744      8,842,062
Net cash provided by (used in) investing activities        14,173,722     (3,090,909)    (8,408,226)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of bank lines of credit                                      (1,301,408)
  Repayments of long-term debt                               (45,791)        (67,567)
  Proceeds from issuance of common stock and warrants         122,446         30,983        171,225
  Reimbursement of offering costs                                                           174,661
  Purchase of treasury stock                                  (88,750)      (966,062)
Net cash provided by (used in) financing activities           (12,095)    (2,304,054)       345,886

Net increase (decrease) in cash and cash equivalents        3,183,878     (5,156,530)     3,743,233

Cash and cash equivalents, beginning of year                4,244,874      9,401,404      5,658,171

Cash and cash equivalents, end of year                     $7,428,752     $4,244,874     $9,401,404

See notes to consolidated financial statements.

HAUSER CHEMICAL RESEARCH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 1996, 1995, and 1994

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business - Hauser Chemical Research, Inc. is a manufacturer of special products from natural sources, using its proprietary technologies in extraction and purification. The Company also provides interdisciplinary laboratory testing services, chemical engineering services, contract research and development services and is engaged in the acquisition and marketing of secondary forest products.

Basis of Presentation - The accompanying consolidated financial statements include the accounts of Hauser Chemical Research, Inc. and its wholly-owned subsidiaries, Hauser Northwest, Inc. and Shuster Laboratories, Inc., formerly Herbert V. Shuster, Inc., (collectively, the Company). All significant intercompany transactions and accounts are eliminated in consolidation. On May 1, 1994, the company's wholly-owned subsidiary acquired substantially all of the net assets of Ironwood Evergreens, Inc. (Ironwood), a secondary forest products company in the Pacific Northwest for $1,045,053 and a performance-based earnout over five years. Effective July 21, 1995, the Company acquired all of the stock of Herbert V. Shuster, Inc. (Shuster) for approximately $4,700,000 in cash and notes plus a performance based earnout for meeting certain milestones over the next five years. Shuster is a consumer research and development firm and contract laboratory with headquarters in the Boston area and another facility in the Atlanta area. Results of operations of both Ironwood and Shuster are included within the Company's financial statements from the date of acquisition forward. The following pro forma unaudited consolidated results of operations for the years ended April 30, 1996 and April 30, 1995 have been prepared assuming the Shuster acquisition occurred as of the beginning of the earliest period presented. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of results of operations which actually would have resulted had the combination been in effect on the dates indicated, or which may result in the future.

                     Year ended April 30,
                     1996             1995
Revenues             $ 26,654,600     $  29,739,205
Net loss             $ (7,777,853)    $  (2,530,943)
Net loss per share   $      (0.75)    $       (0.24)

Use of Estimates - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers highly liquid investments and investments purchased with a maturity of 90 days or less to be cash equivalents.

Inventories - Raw materials and supplies inventories consist of material to be processed and are recorded at the lower of first-in, first-out cost or market, except for Pacific yew bark inventory, which is recorded at the lower of average cost or market.

Work in process inventory represents the cost of material in process and the costs required to process such material and is recorded at the lower of average cost or market.

Non-current inventories represent raw materials and supplies not expected to be processed within one year and work in process in various stages of completion representing quantities produced in excess of shipments expected to occur in the next fiscal year.

Held-to-Maturity Investments - The Company accounts for investments in accordance with Statement of Financial
Accounting Standards No. 115, "Accounting for Certain
Investments in Debt and Equity Securities". The Company records held-to-maturity investments at amortized cost. The
Company has the positive intent and ability to hold these investments to maturity. Below is a table of held-to-maturity investments as of April 30, 1996:

                              Amortized      Unrealized   Unrealized       Market
                              Cost           Gains        Losses           Value
Issues
Maturities less than 1 year:
U.S. Treasury Securities      $ 3,000,000     $ 6,250     $    (620)       $ 3,005,630
Mortgage Backed Securities      2,793,750      26,560                        2,820,310
Municipal Securities            1,998,125       7,190        (3,125)         2,002,190
Total Investments             $ 7,791,875    $ 40,000     $  (3,745)       $ 7,828,130

Below is a table of held-to-maturity investments as of April 30, 1995:

                              Amortized      Unrealized   Unrealized       Market
                              Cost           Gains        Losses           Value
Issues
Maturities less than 1 year:
U.S. Treasury Securities      $ 8,974,779    $15,210      $(123,439)       $  8,866,550
 Mortgage Backed Securities     9,502,379     10,908        (55,513)          9,457,774
 Municipal Securities           1,965,786        -              -             1,965,786
 Total                         20,442,944     26,118       (178,952)         20,290,110

 Maturities 1-3 years:
 U.S. Treasury Securities       2,000,000     16,880        (21,250)          1,995,630
 Mortgage Backed Securities     2,993,750     37,190        (12,050)          3,018,890
 Municipal Securities           1,998,125      6,880        (35,625)          1,969,380
 Total                          6,991,875     60,950        (68,925)          6,983,900
Total Investments             $27,434,819   $ 87,068     $ (247,877)       $ 27,274,010

Available-for-Sale Investment - The Company records available-for-sale investments at fair value. During fiscal 1996, the Company's $100,000 investment in an equity security that had a previous contractual restriction as to it's resale was reclassified from other investments to available-for-sale. At April 30, 1996, this investment had a readily determinable fair value of $862,500, resulting in an increase in the unrealized gain on available-for-sale investment during fiscal 1996 of $762,500. The unrealized gain is recorded in stockholder's equity net of the income tax effect.

Other Investments - At April 30, 1995, other investments were principally comprised of the Company's investment in a development stage company that was not publicly traded and which was carried at cost. In April 1996, the Company's investment in this entity was written down resulting in the loss of $1,000,000. The investment was liquidated in the first quarter of fiscal 1997.

Property and Equipment - Equipment, furniture and fixtures are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets, ranging from two to fifteen years. Buildings are depreciated on a straight-line basis over the estimated useful life of 39 years. Leasehold improvements are amortized over their estimated useful lives, which is five to ten years, or the term of the lease, whichever is less.

Impairment of Long-Lived Assets - During 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"). SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and established guidelines for determining recoverability based on future net cash flows from the use of the asset and for the measurement of the impairment loss. Impairment loss is calculated as the difference between the carrying amount of the asset and its fair value. Any impairment loss is recorded in the period in which the recognition criteria are first applied and met. The Company is required to adopt SFAS 121 beginning May 1, 1996. Adoption of SFAS 121 is not expected to have a material effect on the financial position or results of operations of the Company.

Goodwill - Goodwill is amortized using the straight-line method over an estimated useful life of 10 years.

Revenue Recognition - Natural product processing revenues are recognized upon delivery of processed product or completion of specific production stages. Technical services revenues are recognized upon completion of specified contract requirements.

In connection with the Company's former supply contract for bulk paclitaxel, which terminated in fiscal 1995, revenue was recognized upon completion of three specific stages of production consistent with the requirements of the contract. These stages of production were as follows: (1) supply of Pacific yew bark - the Company collected Pacific yew bark in the Pacific Northwest and shipped the bark to Colorado for processing. Upon shipment of the Pacific yew bark from the Company's collection facilities, the Company recognized bark collection revenues based on the completion of the Company's collection activities; (2) extraction of taxus resin from Pacific yew bark - upon completion of the extraction process, the Company recognized extraction revenue based on completion of its extraction activities; (3) purification of taxus resin into bulk paclitaxel - upon shipment of the bulk paclitaxel to the major customer, the Company recognized purification revenue based on completion of its purification activities.

Research and Development - Research and development costs are charged to expense as incurred.

Stock Based Compensation - During 1995, the FASB issued
Statement of Financial Accounting Standards No. 123,
"Accounting for Stock Based Compensation ("SFAS 123"). SFAS
123 requires that stock based compensation be either accounted for, or disclosed, in the financial statements.
The Company is required to adopt SFAS 123 beginning May 1,
1996. Because the Company intends to elect only the disclosure provisions of SFAS 123, adoption of SFAS 123 is not expected to have a material effect on the financial position or results of operations of the Company.

Earnings Per Share - Earnings per share are computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalents include stock options, warrants, and convertible preferred stock. Common stock equivalents have been excluded from the calculation of earnings per share for the years ended April 30, 1996 and 1995 as their effect is anti-dilutive.

Reclassifications - Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 presentation.

2.   INVENTORIES
Inventories as of April 30 consist of the following:

                               1996           1995
Raw materials and supplies     $ 8,497,766    $ 7,662,412
Work in process                  3,210,704      5,618,219
Finished goods                   6,646,534        511,811

Total inventories               18,355,004     13,792,442

Less non-current inventories     9,846,031      7,697,917

Current portion of inventories $ 8,508,973    $ 6,094,525

Inventories as of April 30, 1995 included bark awaiting processing under a prior paclitaxel supply contract in the amount of $2,633,209 for which the Company had received progress payments totaling $2,633,209. As of April 30, 1996, the Company held no such inventories.

3.   BANK LINE OF CREDIT
The Company has a $1,500,000 bank line of credit with no borrowings outstanding as of April 30, 1996. The line of credit allows the Company to obtain advances or letters of credit. Interest is payable monthly at the bank's prime rate (8.25% at April 30, 1996). The line of credit expires September 30, 1996.

Under the terms of the lending agreement, the Company cannot pay any dividends without the consent of the bank and is required to maintain certain financial ratios and minimum working capital and equity amounts, with which it was in compliance at April 30, 1996.

The Company assumed balances outstanding totaling $1,301,401 under two separate revolving bank lines of credit in connection with the acquisition of Ironwood ("Ironwood lines of credit"). The Ironwood lines of credit were payable in monthly interest only installments, bore interest at a rate of 7% and were secured by substantially all the assets of Ironwood. Balances outstanding were repaid in full by the Company in October 1994.

4.   LONG TERM DEBT
Long term debt consists of the following:

                                                             April 30,
                                                             1996           1995
Note payable to former stockholders of Shuster, with
interest of 5.5%, due and payable on July 19, 1996,
collateralized by a certificate of deposit for $582,349.     $ 549,135       $   -

Note payable to bank with interest at 10.0% per annum,
payable in monthly installments including interest of $605
and due January 2025, collaterlized by land.                    68,430         68,825

Capital lease obligations for vehicles and equipment with
monthly payments ranging from $199 to $3,061 and interest
rates ranging from 7.9% to 15.4%.                              143,380         73,172

Other                                                           77,256            -
                                                               838,201        141,997
Less current portion                                           623,279         30,919
Long term debt                                               $ 214,922      $ 111,078

Future minimum payments for long term debt for the years ending April 30 are as follows:

             Notes payable       Capital lease obligations
1997         $ 583,908           $ 57,039
1998            26,234             57,039
1999            17,701             39,960
2000               589              6,828
2001               650                -
Thereafter      65,739                -
Total        $ 694,821            160,866
Less interest                      17,486
Total                            $143,380

At April 30, 1996 and 1995, property and equipment includes items under capital lease with book values of $205,403 and $162,608, respectively, and accumulated depreciation of $77,341 and $20,251 respectively.

5.   STOCKHOLDERS' EQUITY
Warrants - The Company has issued warrants for the purchase of common stock to consultants and stockholders. During the year ended April 30, 1994, holders of warrants exercised their rights to purchase 19,000 shares of common stock, respectively. During fiscal 1996, holders of warrants exercised their right to purchase 1,334 shares of common stock.

Stock Options - The Company adopted a non-statutory stock option plan in 1987 (the 1987 Plan) and has reserved 718,720 shares of common stock for issuance under the 1987 Plan. As of April 30, 1996, there were 672,862 shares of common stock committed under the 1987 Plan. Exercise terms range from one year to five years for options granted under the Plan. Transactions with respect to the 1987 Plan are as follows:

                                            Option Prices     Non-Statutory Stock Options
Balance, April 30, 1993                     $0.81 to 25.13     122,300
Granted                                      6.00 to 14.80      54,322
Exercised                                    0.81 to 13.90     (21,304)
Expired                                      1.28 to 19.60     (11,125)

Balance, April 30, 1994                      0.81 to 25.13     144,193
Granted                                       0.81 to 6.00     151,805
Exercised                                     0.81 to 6.45     (18,607)
Expired                                      3.90 to 25.13    (118,250)

Balance, April 30, 1995                       0.81 to 6.00     159,141
Granted                                       3.72 to 6.75      83,655
Exercised                                     0.81 to 5.65     (32,566)
Expired                                       2.69 to 6.00     (13,920)

Balance, April 30, 1996                      $2.69 to 6.75     196,310
Exercisable (vested) at April 30, 1996       $2.69 to 6.75     189,849

The Company adopted an incentive stock option plan in 1992
(the 1992 Plan) and has reserved 700,000 shares of common stock for issuance under the 1992 Plan. As of April 30, 1996, there were 269,263 shares committed under the 1992
Plan. Exercise terms range from one month to five years for options granted under the 1992 Plan. Transactions with respect to the 1992 Plan are as follows:

                                         Option Prices     Incentive Stock Options
Balance, April 30, 1993                  $6.82 to 13.50    97,127
Granted                                   7.25 to 16.63    65,700
Exercised                                 8.94 to 13.50    (4,052)
Expired                                  11.13 to 13.50    (13,033)

Balance, April 30, 1994                   6.82 to 16.63    145,742
Granted                                    6.00 to 7.94    345,090
Exercised                                          8.94    (300)
Expired                                   6.00 to 16.63    (256,752)

Balance, April 30, 1995                            6.00    233,780
Granted                                    4.38 to 5.44    145,600
Exercised                                  5.03 to 6.00    (4,634)
Expired                                    5.03 to 6.00    (127,369)

Balance, April 30, 1996                   $4.38 to 6.00    247,377
Exercisable (vested) at April 30, 1996    $4.38 to 6.00    181,360

6.   INCOME TAXES
Income tax expense (benefit) for the years ended April 30, 1994, 1995 and 1996 is comprised of the following components:

           Federal        State          Total
1994
  Current       $ 4,721,000     $   535,000     $ 5,256,000
  Deferred          515,000          47,000         562,000
Total           $ 5,236,000     $   582,000     $ 5,818,000

1995
  Current       $(2,411,704)                    $(2,411,704)
  Deferred          863,186     $  (177,000)        686,186
Total           $(1,548,518)    $  (177,000)    $(1,725,518)

1996
  Current       $(2,797,134)                    $(2,797,134)
  Deferred       (1,834,504)    $  (335,300)     (2,169,804)
Total           $(4,631,638)    $  (335,300)    $(4,966,938)

As of April 30, 1996 and 1995, temporary differences which result in deferred tax assets and liabilities are as follows:

                                                                       1996             1995
Deferred tax assets:
  Current:
    Inventories capitalized for income tax purposes
        and expensed for financial reporting purposes                   $  792,761      $   310,184
    Accrual of expenses for financial reporting purposes
        but not for income tax purposes                                    228,990          158,400
  Non-Current:
    State net operating loss carry forward                                 621,083          285,780
    AMT credit carry forward                                               842,300
    General business credit carry forward                                  502,600
    Loss on investment not deductible for tax purposes                     381,600
    Book amortization of intangible assets in excess
       tax amortization                                                     84,500
    Other                                                                  154,987
Deferred tax assets                                                     $3,608,821      $   754,364

Deferred tax liabilities:
  Current:
    Deduction of expenses for income tax purposes but
      not for financial reporting purposes                               $     856      $     73,092
  Non-Current:
    Excess of tax over book depreciation                                  3,734,285        3,076,233
    Estimated taxes on unrealized gain on investment                        297,400              -
    Other                                                                    98,837              -

Deferred tax liabilities                                                $ 4,131,378      $ 3,149,325

The Company has recorded deferred tax assets of approximately $3.6 million including the benefit of approximately $2.0 million in operating loss and credit carryforwards, which expire in varying amounts through 2010. Realization is dependent on generating sufficient taxable income or realization of future taxable temporary differences prior to expiration of the carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

A reconciliation of the expected income tax expense
(benefit) at the federal statutory income tax rate to the Company's actual income tax expense at its effective income tax rate is as follows:

                                                        1996             1995             1994
Federal statutory income tax rate                       34%              34%              34.38%

Computed "expected" income tax expense (benefit)        $(4,319,000)     $(1,503,707)     $ 5,549,000

Increase (reduction) in taxes resulting from:
   State income taxes, net of federal tax benefit          (335,300)        (117,198)         353,000
   General busines credit carry forward                    (502,600)
   Other                                                    189,962         (104,613)         (84,000)

Actual income tax expense (benefit)                     $(4,966,938)     $(1,725,518)     $ 5,818,000

Effective income tax rate                               39.1%            39.0%            36.0%

7.   COMMITMENTS
The Company leases its office and operating facilities and various equipment under noncancelable agreements. During the year ended April 30, 1992, the Company leased new office and operating facilities under a ten-year noncancelable agreement. Under the terms of the agreement the Company has the option to purchase the building at a future date. The purchase price of the building is based on its expected market value. The lease also provides for renewal options. In addition, the Company leases a facility in Tumwater, Washington and has an option to purchase the property for $1,850,000.

Rent expense was $1,543,909, $1,400,932 and $1,729,396 for
the years ended April 30, 1996, 1995, and 1994, respectively.

Future minimum lease payments under operating leases for the years ending April 30 are as follows:

1997            $1,347,143
1998             1,126,391
1999               946,957
2000               707,147
2001               482,911
Thereafter            -
Total           $4,610,549

8.   MAJOR CUSTOMERS
The Company recognized revenues from one customer of $6,063,896 (27% of total revenues) and $53,242,513 (88% of total revenues) for the years ended April 30, 1995 and 1994, respectively. No revenue was recognized from this customer in the year ended April 30, 1996.

The Company recognized revenues of $3,880,297, or 15% of revenues and $3,018,445, or 13% of total revenues, from another customer in the years ended April 30, 1996 and 1995, respectively. There was no corresponding revenue from this customer in prior years.

9.   EMPLOYEE BENEFIT PLAN
Effective July 1992, the Company established a 401(k) plan (the Plan) for all employees who have completed six months of service. Participants may contribute up to 15% of their annual compensation subject to dollar limitations of Section 402(g) of the Internal Revenue Code. At the discretion of the Board of Directors, the Company matches, with a cash contribution, 20% of the first 6% of the participant's contribution and effective January 1993, the Company also matches, with a common stock contribution, the remaining 80% of the first 6% of the participant's contribution. The Company has reserved 200,000 shares of common stock for issuance under the Plan. The Company's matching portion vests 20% per year over 5 years. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company did not make a contribution to the Plan in the year ended April 30, 1996. The Company's contribution expense for the years ended April 30, 1995 and 1994 totaled $218,010 and $384,674, respectively.

10.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Supplemental Cash Flow Information - The amounts paid by the
Company for interest and income taxes are as follows:

                              Year ended April 30,
                              1996         1995     1994
Interest                      $    37,722  $42,667
Income taxes paid (refunded)  $(2,415,450)          $5,295,800

Effective July 21, 1995, the Company acquired all of the stock of Shuster for $3,959,515 in cash and $621,953 in notes. Subsequent adjustments have increased the purchase price by $146,008.

The net assets purchased were as follows:

Current assets                  $ 1,884,353
Property and equipment              684,840
Long-term assets and goodwill     2,798,238
Current liabilities                (541,824)
Long-term liabilities               (98,131)
Net assets                      $ 4,727,476

Effective May 1, 1994, the Company acquired substantially all the net assets of Ironwood Evergreens for $1,045,053.

The net assets purchased were as follows:

Current assets             $ 1,381,660
Property and equipment         210,687
Current liabilities         (1,515,632)
Long-term liabilities         (178,645)
Net assets                 $  (101,930)

Noncash Investing and Financing Activities - The Company recognized a reduction of income taxes payable of $29,700, $39,946 and $91,520 as a result of the exercise of stock options by employees and others during the years ended April 30, 1996, 1995, and 1994, respectively.

11.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
The following disclosure of estimated fair value of the Company's financial statements is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimates fair value amounts.

For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, management believes that the carrying amounts approximate fair value due to their short maturities. Carrying amounts and estimated fair values of the other financial instruments are as follows as of April 30, 1996:

                     Carrying Amount     Estimated Fair Value
Long-term debt       $    694,821        $  652,970

The fair value of the long term debt is estimated using the rates currently offered for similar instruments.

12.  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
The following is a summary of the unaudited financial data for each quarter in the fiscal years ended April 30, 1995 and 1996:

                                                     Income (Loss)                  Net Income
                                        Gross        Before          Net Income     (Loss) Per
Quarter Ended              Revenues     Margin       Income Taxes    (Loss)         Share
July 31, 1994              $5,180,237   $ 1,858,452  $   109,447     $   70,042     $ 0.01
October 31, 1994            6,722,296     3,139,806    1,163,032        902,437       0.09
January 31, 1995            5,608,836    (1,188,522)  (2,763,264)    (1,956,264)     (0.19)
April 30, 1995              5,392,154      (403,104)  (2,931,883)    (1,713,365)     (0.16)

July 31, 1995               4,034,174      (712,233)  (2,714,485)    (1,764,335)     (0.17)
October 31, 1995            7,019,003       308,787   (2,444,712)    (1,589,063)     (0.15)
January 31, 1996            6,504,492       289,486   (2,625,668)    (1,706,411)     (0.16)
April 30, 1996              8,107,345      (370,400)  (4,918,409)    (2,676,527)     (0.27)

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.

     There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure since the Company's inception.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     Information in response to this item is incorporated by reference from the Registrant's Definitive Proxy Statement to be filed within 120 days after the close of the Registrant's fiscal year.

Item 11. Executive Compensation.

     Information in response to this item is incorporated by reference from the Registrant's Definitive Proxy Statement to be filed within 120 days after the close of the Registrant's fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

     Information in response to this item is incorporated by reference from the Registrant's Definitive Proxy Statement to be filed within 120 days after the close of the Registrant's fiscal year.

Item 13. Certain Relationships and Related Transactions.

     Information in response to this item is incorporated by reference from the Registrant's Definitive Proxy Statement to be filed within 120 days after the close of the Registrant's fiscal year.

PART IV

Item 14. Exhibits, Financial Statements, Schedules, and
         Reports on Form 8-K.

(a)(1) and (2) The following financial statements and financial statement schedules are filed as part of this report:

                                                          Page
Independent Auditors' Report                              F-1

Consolidated Statements of Operations for the
years ended April 30, 1996, 1995 and 1994                 F-2

Consolidated Balance Sheets as of
April 30, 1996 and 1995                                   F-3

Consolidated Statements of Stockholders' Equity for
the years ended April 30, 1996, 1995 and 1994             F-4

Consolidated Statements of Cash Flows for the years
ended April 30, 1996, 1995 and 1994                       F-5

Notes to Consolidated Financial Statements for the years
ended April 30, 1996, 1995 and 1994                       F-6

All other schedules have been omitted because they are not applicable, not required, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits.

     3.1 Certificate of Incorporation of Nittany Ventures, Inc., dated April 25, 1985 (filed as Exhibit 3.1 to Registrant's Registration Statement on Form S-1, File No. 33-42069, and incorporated herein by reference)

     3.5 Certificate of Amendment to Certificate of Incorporation of Nittany Ventures, Inc., dated April 14, 1986 (filed as Exhibit 2.2 to Registrant's Annual Report on Form 10-K, dated April 30, 1986, and incorporated herein by reference)
     3.6 Articles of Amendment to Certificate of Incorporation of Hauser Chemical Research, Inc., dated May 10, 1988 (filed as Exhibit 2.3 to Registrant's Annual Report on Form 10-K, dated April 30, 1989, and incorporated herein by reference)

     3.9     Articles of Amendment to Certificate of
             Incorporation of Hauser Chemical Research, Inc., effective February 21, 1990 (filed as Exhibit 2.5 to Registrant's Annual Report on Form 10-K, dated
             April 30, 1990, and incorporated herein by reference)

     3.11 Amended Bylaws of Hauser Chemical Research, Inc. dated January 31, 1995. (filed as Exhibit 3.11 to Registrant's Annual Report on Form 10-K, dated April 30, 1995, and incorporated herein by reference).

     4.1 Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock, as filed with the Delaware Secretary of State on December 7, 1990 (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated January 25, 1991, and incorporated herein by reference)

     10.34 1987 Non-Statutory Stock Option Plan of the Company, as amended November 30, 1989 (filed as
             Exhibit 10.34 to Registrant's Registration
             Statement on Form S-1, File No. 33-42069, and incorporated herein by reference)

     10.35   1992 Incentive Stock Option Plan of the Company
             (filed as Exhibit 10.35 to Registrant's
             Registration Statement on Form S-1, File No.
             33-42069, and incorporated herein by reference)

     10.44   Supply Agreement dated May 12, 1994 between the
             Company and American Home Products Company (filed as Exhibit 10.43 to Form 8-K filed May 26, 1994, and incorporated herein by reference).

     22.1 List of subsidiaries of the Company (filed as Exhibit 22.1 to Registrant's Registration
            Statement on Form S-1, File No. 33-42069, and incorporated herein by reference)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July _____, 1996.       HAUSER CHEMICAL RESEARCH, INC.


               By:
               Dean P. Stull
               Chairman and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                                         Date

/s/ Dean P. Stull                Chairman of the Board of Directors,           July 25, 1996
Dean P. Stull                    Chief Executive Officer, President
                                 and a Director (Principal Executive Officer)


/s/ Randall J. Daughenbaugh      Chief Technical Officer and a Director        July 25, 1996
Randall J. Daughenbaugh


/s/ David I. Rosenthal           Chief Financial Officer and                   July 25, 1996
David I. Rosenthal               Treasurer (Principal Financial
                                 and Accounting Officer)


/s/ William E. Coleman           Director                                      July 25, 1996
William E. Coleman


/s/ Stanley J. Cristol           Director                                      July 25, 1996
Stanley J. Cristol


/s/ Ray L. Hauser                Director                                      July 25, 1996
Ray L. Hauser


/s/ Christopher W. Roser         Director                                      July 25, 1996
Christopher W. Roser


/s/ Robert F. Saydah             Director                                      July 25, 1996
Robert F. Saydah


/s/ Bert M. Tolbert              Director                                      July 25, 1996
Bert M. Tolbert


/s/ Willem A. Maas               Director                                      July 25, 1996
Willem A. Maas