Form 10-Q
period 1996-07-31
HAUSER CHEMICAL RESEARCH INC
filed 1996-09-16
CIK 773723

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For Quarter Ended
July 31, 1996                      Commission File No. 0-17174


                    HAUSER CHEMICAL RESEARCH, INC.

Delaware                                            84-0926801
(State or other jurisdiction of         (I.R.S. Identification
incorporation or organization)                         Number)

5555 Airport Boulevard, Boulder, Colorado                80301
(Address of Principal executive offices)            (Zip Code)

Registrant's telephone number,
including area code:                            (303) 443-4662

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__    No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $ .001 par value                    10,589,020
Class                           Outstanding at July 31, 1996



HAUSER CHEMICAL RESEARCH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

                                                       Three months ended July 31,
                                                       1996         1995
REVENUES:
  Natural product processing                           $2,677,099   $1,125,447
  Technical services                                    2,239,596    1,454,032
        Total revenues                                  4,916,695    2,579,479

COST OF REVENUES                                        4,595,002    3,203,035

GROSS MARGIN                                              321,693     (623,556)

OPERATING EXPENSES:
  Research and development                                495,915      466,895
  Sales and marketing                                     413,200      229,044
  General and administrative                            1,270,990    1,369,743
        Total operating expenses                        2,180,105    2,065,682

LOSS FROM OPERATIONS                                   (1,858,412)   (2,689,238)

OTHER INCOME (EXPENSE):
  Interest income                                         188,249      350,581
  Interest expense                                        (12,102)      (2,326)
        Other income - net                                176,147      348,255

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES    (1,682,265)   (2,340,983)

INCOME TAX BENEFIT                                        471,034      819,372

LOSS FROM CONTINUING OPERATIONS                        (1,211,231)   (1,521,611)

DISCONTINUED OPERATIONS:
  Loss from operations, net of applicable
      income taxes of $110,211                           (283,386)    (242,724)

  Loss on disposal, including provision for
      losses through estimated disposal date
      of $157,000, net of applicable income
      taxes of $1,080,548                              (2,776,452)

LOSS FROM DISCONTINUED OPERATIONS                      (3,059,838)    (242,724)

NET LOSS                                              $(4,271,069)   $(1,764,335)

LOSS PER SHARE:
  Continuing operations                               $(0.12)      $(0.15)
  Discontinued operations                              (0.29)       (0.02)
        Net loss per share                            $(0.41)      $(0.17)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING          10,375,881   10,338,295

See notes to consolidated financial statements.



HAUSER CHEMICAL RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

                                                              July 31,     April 30,
ASSETS                                                        1996         1996
                                                              (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                   $ 7,139,221   $7,428,752
  Held-to-maturity investments                                  3,791,875    7,791,875
  Accounts receivable, less allowance for doubtful accounts:
      July 31, 1996, $567,414; April 30, 1996, $472,215         6,272,477    6,801,376
  Income taxes receivable                                       3,893,257    2,665,464
  Inventories, current                                          7,397,824    8,508,973
  Prepaid expenses and other                                      393,944      772,780
  Net deferred income tax assets                                1,454,895    1,020,895
        Total current assets                                   30,343,493   34,990,115

PROPERTY AND EQUIPMENT
  Land and buildings                                            7,312,948    7,264,294
  Lab and processing equipment                                 27,964,510   27,647,235
  Furniture and fixtures                                        4,739,021    5,632,013
        Total property and equipment                           40,016,479   40,543,542
  Accumulated depreciation and amortization                   (16,015,101)  (15,016,815)
        Net property and equipment                             24,001,378   25,526,727

OTHER ASSETS:
  Goodwill, less accumulated amortization:
       July 31, 1996, $776,550; April 30, 1996, $668,202        2,407,432     3,665,780
  Inventories, non-current                                     13,169,395     9,499,450
  Deposits and other                                              365,898       311,027
  Available-for-sale investment                                   700,000       862,500
        Total other assets                                     16,642,725    14,338,757

TOTAL                                                         $70,987,596   $74,855,599


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                             $1,315,852      $754,710
  Current portion of long term debt                               234,200       623,279
  Accrued salaries and wages                                    1,065,343       860,747
  Other accrued current liabilities                               684,807       674,870
        Total current liabilities                               3,300,202     2,913,606

LONG TERM LIABILITIES                                             299,575       214,922

NET DEFERRED INCOME TAX LIABILITIES                             1,486,575     1,543,452


STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value; 50,000,000 shares
     authorized; shares issued:
    July 31, 1996, 10,589,020; April 30, 1996, 10,564,613          10,590        10,565
  Additional paid-in capital                                   59,512,574    59,418,280
  Treasury stock, at cost; 201,100 shares                      (1,054,812)   (1,054,812)
  Unrealized gain on available-for-sale investment,
     net of income taxes                                          359,475       465,100
  Retained earnings                                             7,073,417    11,344,486
        Net stockholders' equity                               65,901,244    70,183,619

TOTAL                                                         $70,987,596   $74,855,599

See notes to consolidated financial statements.



HAUSER CHEMICAL RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited


                                                   Three months ended July 31,
                                                   1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $(4,271,069)    $(1,764,335)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
  Loss on disposal of discontinued operations        2,776,452
  Depreciation and amortization                      1,106,634         795,333
  Loss on disposal of assets                                           176,004
  Amortization of investment premium                                    77,610
  Change in assets and liabilities, net of effects
    from the purchase of Shuster:
       Accounts receivable                             367,899       1,163,835
       Income taxes receivable                        (581,247)       (950,150)
       Inventories                                  (3,515,796)     (2,059,492)
       Prepaid expenses and other                      (80,164)        (94,370)
       Accounts payable                                561,142        (657,865)
       Other accrued liabilities                        57,533         596,023
Net cash used in operating activities               (3,578,616)     (2,717,407)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                 (445,937)     (1,225,174)
  Deposits and other                                   (54,871)         (6,351)
  Purchase of Shuster's common stock, net
      of cash acquired                                              (2,827,153)
  Maturity of investments                            4,000,000       6,420,671
Net cash provided by investing activities            3,499,192       2,361,993

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt                                   (304,426)         (2,784)
  Proceeds from issuance of common stock                94,319          14,252
  Purchase of treasury stock                                           (88,751)
Net cash used in financing activities                 (210,107)        (77,283)

Net decrease in cash and cash equivalents             (289,531)       (432,697)

Cash and cash equivalents, beginning of period       7,428,752       4,244,874

Cash and cash equivalents, end of period            $7,139,221      $3,812,177

See notes to consolidated financial statements.

HAUSER CHEMICAL RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF JULY 31,
1996 AND APRIL 30, 1996 AND FOR THE THREE MONTH PERIODS ENDED
JULY 31, 1996 AND 1995

1.  BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of July 31, 1996 and results of its operations and cash flows for the periods ended July 31, 1996 and 1995. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain fiscal 1996 amounts have been reclassified to conform to the fiscal 1997 presentation.

  Effective July 21, 1995, the Company acquired all of the stock of Shuster Laboratories, Inc. (Shuster), formerly Herbert V. Shuster, Inc., for approximately $4,700,000 in cash and notes plus a performance based earnout for meeting certain milestones over the next five years. Shuster is a consumer research and development firm and contract laboratory with headquarters in the Boston area and another facility in the Atlanta area. The following pro-forma unaudited consolidated results of operations for the three months ended July 31, 1995 have been prepared assuming the Shuster acquisition occurred as of the beginning of the quarter. The pro-forma unaudited revenues for Shuster used for this comparison were $1,459,268 for the three months ended July 31, 1995. These pro-forma results have been prepared for comparative purposes and do not purport to be indicative of results of operations which actually would have resulted had the combination been in effect on the dates indicated, or which may result in the future.

                     Three months ended July 31, 1995
Revenues             $  5,023,760
Net loss               (1,789,693)
Net loss per share   $ (0.17)

2.  ACCOUNTING POLICIES

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the Company's form 10-K filed for the year ended April 30, 1996.

3.  DISCONTINUED OPERATIONS

  On September 13, 1996, the Company adopted plans to sell substantially all of the net assets of its secondary forest products subsidiary, Hauser Northwest, Inc., d/b/a Ironwood Evergreens (Ironwood). The Company is currently negotiating the terms of a potential sale with certain interested buyers and expects that it will consummate the sale by December 1996. Accordingly, the Company has recorded the estimated loss on the disposal of this segment in accordance with the Accounting Principles Board Opinion No. 30 (APB No. 30). As of July 31, 1996, the remaining assets related to Ironwood total approximately $954,000 and are principally comprised of accounts receivable and inventory; the remaining liabilities total approximately $593,000 and are principally comprised of accounts payable and other current obligations. Revenues for Ironwood were $1,561,395 and $1,454,695, respectively, for the three months ended July 31, 1996 and 1995.

4.  INVESTMENTS

  The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company records held-to-maturity investments at amortized cost. The Company has the positive intent and ability to hold these investments to maturity. Below is a table of held-to-maturity investments as of July 31, 1996:

Held-to-Maturity Investments:
                                  Amortized   Unrealized       Unrealized    Market
                                  Cost        Gains            Losses        Value
 Issues
 Maturities less than 1 year:
 Mortgage Backed Securities       $1,793,750  $ 16,260                       $1,810,010
 Municipal Securities              1,998,125     4,125                        2,002,250
 Total Investments                $3,791,875  $ 20,385         $    -        $3,812,260

 Below is a table of held-to-maturity investments as of April 30, 1996:

                                  Amortized   Unrealized       Unrealized    Market
                                  Cost        Gains            Losses        Value
 Issues
 Maturities less than 1 year:
 U.S. Treasury Securities         $3,000,000  $  6,250         $   (620)     $3,005,630
 Mortgage Backed Securities        2,793,750    26,560           26,560       2,846,870
 Municipal Securities              1,998,125     7,190           (3,125)      2,002,190
 Total Investments                $7,791,875  $ 40,000         $ 22,815      $7,854,690

     Available-For-Sale Investment - The Company records available-for-sale investments at fair value. At July 31, 1996 and April 30, 1996 respectively, the Company held an investment in an equity security that had a readily determinable fair value of $700,000 and $862,500, resulting in a decrease in unrealized gain, net of taxes, as available-for-sale investment during the first quarter of fiscal 1997 of $105,625.

5.  INVENTORIES

     Inventories are classified as follows:

                                     July 31,              April 30,
                                     1996                  1996
Raw materials and supplies           $ 8,454,947           $ 8,497,766
Work in process                        5,466,947             3,210,704
Finished goods                         6,645,325             6,299,953

Total inventories                     20,567,219            18,008,423

Less non-current inventories          13,169,395             9,499,450

Current portion of inventories       $ 7,397,824           $ 8,508,973

6.  LONG TERM DEBT

     Long term debt consists of the following:

                                                                               July 31,        April 30,
                                                                               1996            1996
Note payable to former stockholders of Shuster, with interest of 5.5%, due and payable on July 19, 1996, collateralized by a certificate of
deposit for $582,349.                                                                          $549,135

Note payable to bank with interest at 10.0% per annum, payable in monthly installments including interest of $605 and due January 2025,
collateralized by land.                                                        $ 67,993          68,430

Capital lease obligations for vehicles and equipment with monthly payments ranging from $199 to $3,061 and interest rates ranging from
7.9% to 15.4%.                                                                  131,690         143,380

Obligations to Shuster employees as part of the acquisition settlement.         334,092          77,256
                                                                                533,775         838,201

Less current portion                                                            234,200         623,279
Long term debt                                                                 $299,575        $214,922

     In July 1996, the Company received cash of $274,833 from a bank escrow account established for the distribution of funds related to the acquisition of Shuster. The funds are not restricted, but the Company is contractually obligated to disburse these funds to employees of Shuster over a two year period. If the employees should leave Shuster before the two year period is up, the Company is obligated to distribute the remaining funds to the former shareholders of Shuster. The receipt of this cash by the Company did not alter the purchase price of Shuster.

7.  MAJOR CUSTOMER

    During the three months ended July 31, 1995, the Company recognized revenues of $566,348, or 14% of total revenues from a major customer. In the quarter ended July 31, 1996, no customer accounted for more than 10% of total revenues.

8. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Supplemental Cash Flow Information - The amounts paid by the Company for interest are as follows:


                       Three months ended July 31,
                       1996               1995
Interest               $37,686            $ 6,411


     Effective July 21, 1995, the Company acquired all of the stock of Shuster for $3,959,515 in cash and $621,953 in notes.
Subsequent adjustments have increased the purchase price by $146,008.


The net assets purchased were as follows:

Current assets                                 $1,884,353
Property and equipment                            684,840
Long-term assets and goodwill                   2,798,238
Current liabilities                              (541,824)
Long-term liabilities                             (98,131)
Net assets                                     $4,727,476


Part 1, Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

   On September 13, 1996, the Company adopted plans to sell substantially all of the net assets of its secondary forest products subsidiary, Hauser Northwest, Inc., d/b/a Ironwood Evergreens (Ironwood). The Company is currently negotiating the terms of a possible sale with certain interested buyers and expects that it will consummate the sale by December 1996. Accordingly, the Company has recorded the estimated loss on the disposal of this segment. As of July 31, 1996, the remaining assets related to Ironwood total approximately $954,000 and are principally comprised of accounts receivable and inventory; the remaining liabilities total approximately $593,000 and are principally comprised of accounts payable and other current obligations. Revenues for Ironwood were $1,561,395 and $1,454,695, respectively, for the three months ended July 31, 1996 and 1995.

  During the approximate five month period since the end of the fiscal year, certain events occurred which had significant negative impacts on the Company's secondary forest products business. The European greens market, a significant portion of Ironwood's customer base, became more confused and unpredictable. Management concluded that the European market would not offer sufficient reliability in the future to meet Hauser corporate goals. Shipment of certain expected tropical greens products was delayed and, therefore, sales were not consummated during this time period. In addition, the number of competitors for raw material sourcing in the United States has increased dramatically over the past three years and, when combined with unpredictable weather patterns this quarter, has caused higher raw material costs to the Company for its greens business. These higher raw material costs could not be passed on to the European customers as the European greens business was highly price competitive and unpredictable. In August 1996, the Company completed its annual harvest of Pacific yew bark and obtained enough bark to satisfy the production and sales requirements of the Supply Agreement for the next three to four years. With the completion of this harvest, management determined that the Company will no longer need to harvest yew bark in the future because cultivated sources will be utilized. Nursery grown, cultivated yew trees are believed to be the next source of paclitaxel and have proven to provide an acceptable raw material for processing.

  In September 1996, the Company also completed a thorough analysis of its secondary forest products business and examined expanding penetration of the domestic wholesale market base, shortening distribution channels in Europe and expanding its new dried and preserved tropical product lines as well as possible cost cutting measures. The analysis included a review of the secondary forest products markets both in the United States and Europe and cost structures for this subsidiary. Management's analysis revealed a high manufacturing cost overhead that was limiting profitability in all areas. Potential profitability of the Christmas greens business was most significantly negatively impacted. Finally, even with many attempts to cut costs and restructure this business, the secondary forest products business continued to post unacceptable monthly losses.

  Operating results during the quarter ended July 31, 1996 were unacceptable and well below management's expectations, especially in light of corrective measures imposed over the past six months. Ironwood's operating loss in the first quarter of fiscal 1997 was $393,597. This pattern worsened as Ironwood posted a loss of approximately $157,000 in the month of August 1996.

  Because of the foregoing, and in order to retain cash for its core businesses and improve the Company's operating position going forward, management decided on September 13, 1996 that this business should be sold. The results for the first quarter of fiscal 1997 include a non-recurring write-down of the Ironwood Evergreens business to its fair market value as determined by management after evaluating the possible opportunities to sell this business.

  The original acquisition of Ironwood enabled the Company to retain its bark harvesting capabilities in the Pacific Northwest, thereby significantly reducing the cost of bark collection. Over three collection seasons, Ironwood reduced the cost of collection by $2.5 million compared to original estimates. Pacific yew bark is used in the production of bulk paclitaxel.

  Despite the foregoing, results from continuing operations in the first quarter of fiscal 1997 showed improvements in the Company's efforts to secure its position as a leader in the development, manufacturing, and marketing of special products from natural sources. As compared to the same period in the previous fiscal year, revenues increased 91%, gross margin was significantly improved, and operating expenses increased marginally by 6%. Loss per share from continuing operations in the first quarter of fiscal 1997 was $.12 compared to loss per share of $.15 in the first quarter of fiscal year 1996.

  The Company's improvements were the result of activities over the last two years to diversify product lines and expand its customer base. In the first quarter of fiscal 1997, this was the case particularly in the areas of natural ingredients and technical services. Sales of natural ingredients products grew significantly with increasing shipments of nutraceuticals products, with favorable gross margins, to a variety of customers. The technical services area grew in the first quarter of fiscal 1997 over the same period last year because of the acquisition of Shuster Laboratories, Inc. (Shuster), which was consummated in July 1995. Management intends to continue to invest in new products directed at different markets.

  Through development and marketing plans implemented in the first quarter of fiscal 1997, and through continued cost controls, the Company could return to profitability late in fiscal 1997. These plans, particularly in the new product areas, anticipate certain revenue levels and minimal problems with production of the new products. However, there can be no assurance of when profitability will be attained.

  In the first quarter of fiscal 1996, as part of its dedicated effort to find new sources of revenue through business development activities with new customers or by acquisition, the Company acquired all of the stock of Shuster effective July 21, 1995 for approximately $4,700,000 in cash and notes plus a performance based earnout for meeting certain milestones over the next five years. Shuster is a consumer research and development firm and contract laboratory with headquarters in the Boston area and another facility in the Atlanta area. See further discussion under Technical Services section.

  The following is a discussion of the Company's activities in its continuing operations.

HEALTH CARE PRODUCTS

  Pharmaceuticals - On May 12, 1994, the Company entered into a multi-year, worldwide and mutually exclusive Supply Agreement (Supply Agreement) with American Home Products, formerly American Cyanamid Company (Cyanamid), whereby the Company will supply bulk paclitaxel to American Home Products. On that same day, the Company and American Home Products also entered into the R&D Agreement which called for the two companies to cooperate in the research and development of new products derived from naturally or synthetically produced taxanes.

  The research and development program, which had an initial two year term, was funded by American Home Products. This program, and its associated funding, ended in May 1996. The R&D Agreement called for the two companies to cooperate in a mutually exclusive manner in a research and development program funded by American Home Products which was designed to develop new products derived from naturally or synthetically produced taxanes. During the two year term of the program, several taxanes were evaluated and submitted for in vitro pre-clinical testing. No patentable products have been identified by the parties at this time for worldwide development. The R&D Agreement expired in May 1996 and was not extended by American Home Products. American Home Products has the right to review any products derived by Hauser from naturally or synthetically produced taxanes during the one year period after expiration of the R&D Agreement.

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

  In the first quarter of fiscal 1997, the Company sold paclitaxel to American Home Products for its development needs, including final product formulations and clinical trials. While difficult to predict the exact timing, the Company's management expects that approval to sell paclitaxel internationally will be obtained by American Home Products in the latter part of fiscal 1997.

  During the quarter ended July 31, 1996, the minimum shipments of paclitaxel provided for in the Supply Agreement were made to American Home Products and continued minimal requirements for sales are expected to be fulfilled in fiscal 1997. Revenues under the Supply Agreement with American Home Products totaled $527,000 in the first quarter of fiscal 1997.

  During the first quarter of fiscal 1997, American Home Products notified the Company of its decision to maintain exclusivity of the supply of paclitaxel from Hauser in the United States and Canada. In addition, American Home Products released its exclusive supply position in the rest of the world. Currently, the parties are negotiating terms of an amended contract.

  Also during the quarter ended July 31, 1996, the Company signed a non-binding letter of intent with a major European pharmaceutical firm, for a three year supply agreement for GMP bulk paclitaxel in Europe and Eastern Europe. The agreement will be mutually exclusive to both parties, except for Hauser's existing obligation to supply paclitaxel to American Home Products in Europe and Eastern Europe, which obligation is pursuant to the Company's existing contract. The pharmaceutical firm intends to purchase from Hauser all supplies of GMP bulk paclitaxel for its total market needs in Europe. The letter of intent is a non-binding agreement subject to contract negotiation, due diligence and approval of the Boards of both companies.

  The Company continued to produce sanguinaria extract for Colgate during the first quarter of 1997. Sanguinaria extract, a natural antimicrobial, is the key ingredient in Colgate's Viadent[Registered Trademark] toothpaste and oral rinse products. Shipments totaling $205,981 were made during the quarter ended July 31, 1996. Production will continue into fiscal 1997 as the Company will ship sanguinaria extract to complete the current contract with Colgate.

NATURAL INGREDIENTS

  Nutraceuticals - The Company made its initial shipment of nutraceuticals products in the first quarter of fiscal 1996. In the quarter ended July 31, 1996, sales of nutraceuticals products amounted to $977,855, with favorable gross margins, and were sold to a variety of customers. The term nutraceuticals is used to identify the broad range of natural, healthful products that are used to supplement the diet by increasing the total dietary intake of important nutrients. The United States market is estimated to be over $200 million and is growing at over 20% per year, according to industry resources. The Company's current products include liquid and dry herbal extracts of echinacea, valerian, Siberian ginseng, panax ginseng, rosemary, goldenseal and chamomile. Management believes that the Company's expertise in the production of special products from natural sources and its extensive regulatory experience position it well in this market area. However, management is unable to predict the amount of future revenues from these nutraceutical products.

  Natural Flavor Extracts - The Company manufactures, markets and sells natural flavor extracts. The extracts are marketed under the Company's new brand name NaturEnhance[Trade Mark] Flavor Extracts. Competition for products in the flavor extract market is based on flavor quality and concentration, availability, customer service, and price. Many of these factors are beyond the direct control of the Company.

  Natural Food Ingredients - Food ingredients are products which perform a function in foods, such as preservatives, stabilizers, colorants, antioxidants, and nutritional additives. The Company's objective is to build a quality line of products generating revenues and profits as a world leader in the development, manufacture and sales of natural food ingredients.

  During the first quarter of fiscal 1997, the Company continued to market rosemary extracts. Rosemary extracts have been used for centuries to inhibit oxidative deterioration of fats and oils, however, widespread use has been limited by excessive flavor and odor of rosemary extracts. The Company's patent pending extraction process minimizes rosemary's flavor and odor components while preserving its natural oxidative stabilization characteristics. In addition, the Company engaged in process development efforts on beta carotene, a new product for the Company, which is sold into the healthcare products and food ingredients markets as a colorant, antioxidant and a nutritional supplement. The beta carotene market represents $100 million in annual worldwide sales, according to industry sources. In fiscal 1995, the Company established a joint venture relationship with Cyanotech (BetaPharm) with the intent to manufacture, market and sell natural beta carotene.

   During the first quarter of fiscal 1997, the Company received notification from Cyanotech that it had decided to end its participation in the BetaPharm joint venture project. Cyanotech has decided to apply its resources to its own proprietary products. The Company believes that the results of the research over the past two years have been encouraging and the demand for natural beta carotene continues. The Company and Cyanotech are working on an agreement whereby Cyanotech will be available in a technical advisory role on the growing and harvesting of microalgae for the BetaPharm project.

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

   Minimal revenue from natural food ingredients products was recognized in the first quarter of fiscal 1997, but shipments are expected to increase in fiscal 1997 because of increased interest expressed by potential customers. However, management is unable to predict the timing and amount of future revenues from natural food ingredients products.

TECHNICAL SERVICES

   The Technical Services Division, which includes Chemistry and Engineering Laboratory Services of Hauser Laboratories and Shuster, experienced revenue growth in the first quarter of fiscal 1997 of 54% over the same period in fiscal 1996, primarily as a result of the acquisition of Shuster. Management believes that demand for technical services provided by the Company will continue and expects this service group to continue to grow.

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

RESULTS OF OPERATIONS:

Statement of Operations
                                                Three months ended July 31,
                                                1996             1995
Total revenues                                  $ 4,916,695      $ 2,579,479
Gross margin                                        321,693         (623,556)
Research and development                            495,915          466,895
Sales and marketing                                 413,200          229,044
General and administrative                        1,270,990        1,369,743
Loss from operations                             (1,858,412)      (2,689,238)
Loss from continuing operations before taxes     (1,682,265)      (2,340,983)
Loss from continuing operations                  (1,211,231)      (1,521,611)
Loss from discontinued operations                (3,059,838)        (242,724)
Net loss                                         (4,271,069)      (1,764,335)
Loss per share - continuing operations                (0.12)           (0.15)
Loss per share - discontinued operations              (0.29)           (0.02)
Loss per share                                  $     (0.41)     $     (0.17)
Number of weighted shares outstanding            10,375,881       10,338,295

Percentage Relationship to Total Revenues
                                                       Three months ended July 31,
                                                       1996        1995
Total revenues                                         100.0%      100.0%
Gross margin                                             6.5%      (24.2)%
Research and development                                10.1%       18.1%
Sales and marketing                                      8.4%        8.9%
General and administrative                              25.9%       53.1%
Loss from operations                                   (37.8)%     (104.3)%
Loss from continuing operations before taxes           (34.2)%     (90.8)%
Loss from continuing operations                        (24.6)%     (58.9)%
Loss from discontinued operations                      (62.2)%      (9.4)%
Net loss                                               (86.9)%     (68.4)%

Balance Sheet
                                           July 31, 1996  April 30, 1996
Working capital                            $27,043,291    $32,076,509
Property and equipment, net                 24,001,378     25,526,727
Total assets                                70,987,596     74,855,599
Net stockholder's equity                    65,901,244     70,183,619

CONTINUING OPERATIONS:

REVENUES. Total revenues increased 91% to $4,916,695 in the first quarter of fiscal 1997 from $2,579,479 in the first quarter of fiscal 1996 primarily due to increased revenues of nutraceutical products and the acquisition of Shuster.

A breakout of the Company's revenues by product and service groupings for its continuing operations is as follows:

                                                   Three months July 31,
   Revenues                                        1996         1995
 Healthcare products (include pharmaceuticals)     $  919,025   $  772,771
 Natural ingredients products (includes
   nutraceuticals, natural flavor extracts
   and food ingredients)                            1,758,074      352,676
 Technical services (includes chemistry and
   engineering services and Shuster)                2,239,596    1,454,032
                                                   $4,916,695   $2,579,479

Healthcare products: Revenues from healthcare products in the first quarter of fiscal 1997 increased 19% compared to the first quarter of fiscal 1996. This was due to increased revenues from American Home Products for paclitaxel and shipments of sanguinaria to Colgate.

Natural ingredients products: Natural ingredients product revenues increased 399% in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. The increase is primarily attributable to success in selling nutraceuticals products as revenues were $977,855 in the quarter ended July 31, 1996 compared to $7,012 in the quarter ended July 31, 1995 when sales of nutraceutical products first commenced. In addition, revenues from natural flavor extracts were $747,949 in the first quarter of fiscal 1997 compared to $345,644 in the first quarter of fiscal 1996, an increase of 116%. This increase was the result of higher sales of natural flavor extracts to the beverage industry. Due to the seasonality of these natural flavor extract products, revenues are expected to decline in the next few quarters. Finally, the Company recognized revenue of $32,270 in the quarter ended July 31, 1996 for a sale of oil soluble rosemary.

Technical services: Technical services revenues increased to $2,239,596 in the first quarter of fiscal 1997 compared to $1,454,032 in the same quarter of fiscal 1996, an increase of 54%. This increase is attributable to the inclusion of revenues for a full quarter in 1997 from Shuster of $1,416,481 in fiscal 1997 compared to revenues for only one month (July) in fiscal 1996 of $469,682, due to the timing of the acquisition.

GROSS MARGIN. Gross margin in the first quarter of fiscal 1997 was 6.5% of total revenues as compared to negative 24.2% in the same quarter of fiscal 1996. The improvement is due to the sales of nutraceuticals products which generate positive gross margins and the addition of Shuster. Gross margins are expected to remain low for the foreseeable future. Gross margins on current paclitaxel sales are low in anticipation of future royalties. In addition, the Company is incurring high overhead costs in relation to its current sales levels in anticipation of growth in other product lines.

During the first quarter of fiscal 1996, the Company redeployed certain production facility assets in connection with the Company's transition to a multi-product, multi-customer manufacturer of special products from natural sources. As a result, certain remaining costs for assets being redeployed totaling $176,004 were expensed.

OPERATING EXPENSES. Research and development expenses were $495,915 in the first quarter of fiscal 1997 compared to $466,895 in the first quarter of fiscal 1996. This increase of 6% in research and development costs is related to various projects including development of beta carotene and research in using cultivated yew trees as the next source of paclitaxel. The Company intends to actively pursue research and development efforts and these costs are likely to increase in future periods.

Sales and marketing expenses increased $184,156 in the quarter ended July 31, 1996 compared to the same period in the previous year. The increase represents the Company's increased efforts to market new products, particularly in the areas of nutraceuticals and natural food ingredients.

General and administrative expenses were $1,270,990 in the first quarter of fiscal 1997 compared to $1,369,743 in the first quarter of fiscal 1996. This decrease of $98,753 is the result of the Company's continued efforts to reduce general and administrative costs where appropriate.

INTEREST INCOME. Interest income was $188,249 in the first quarter of fiscal 1997 compared to $350,581 in the same quarter of fiscal 1996. The decrease is due to fewer funds available for investment.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Total cash and cash equivalents plus short-term investments were $10,931,096 at July 31, 1996 compared to $15,220,627 at April 30, 1996. The decrease is due primarily to expenditures for the harvesting of Pacific yew bark, capital expenditures, raw material purchases for new product areas, and other general working capital requirements. During the first quarter of fiscal 1997, the seasonal nature of bark harvesting operations required a higher use of cash than is expected in the remaining quarters of fiscal 1997. The Company has a line of credit totaling $1,500,000 which expires in September 1996 and is used primarily for letters of credit related to raw material purchases. As of July 31, 1996, $1,500,000 was available for use under this line of credit. In addition, the Company has filed for income tax refunds of approximately $2,000,000 which it expects to receive by the end of the third quarter of fiscal 1997. The Company believes that cash reserves, funds generated from operations, including the tax refund, and available borrowings from the line of credit will be sufficient to fund the Company's operations through at least the next twelve months.

The maturities of the Company's investments, which as of July 31, 1996 do not extend beyond one year, are staggered such that the Company can access the funds upon their maturation in a manner to allow the Company to meet its obligations as they are expected to become due.

WORKING CAPITAL. Working capital as of July 31, 1996 was $27,043,291 compared to $32,076,509 as of April 30, 1996. This decrease is primarily attributable to the use of cash and cash equivalents plus short-term investments for the harvest of Pacific yew tree bark, which has been classified as non-current inventory. Non-current inventories reflect the portion of each of these inventories which is not expected to be sold in the next twelve months. In addition, working capital decreased by $856,000 as a result of the write-down related to the discontinued operations of Ironwood.

PROPERTY AND EQUIPMENT. Purchases of property and equipment the first quarter of fiscal 1997 totaled $445,937. This was primarily the result of upgrades to manufacturing equipment for the production of nutraceuticals and food ingredients products.

SEASONALITY.

The Company has experienced seasonality in its flavors product line primarily in advance of the demand for summer beverages, in which most of its products are used.

FORWARD LOOKING STATEMENTS.

Certain oral and written statements of management of the Company included in the Form 10-Q and elsewhere may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations. The forward-looking statements included herein and elsewhere are based on current expectations that involve judgments which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Part 2

Item 1.  Legal Proceedings.
         None

Item 2.  Changes in Securities.
         None

Item 3.  Defaults Upon Senior Securities.
         None

Item 4.  Submission of Matters to a Vote of Security Holders.
         None

Item 5.  Other Information.
         None

Item 6.  Exhibits and Reports on Form 8-K.
         None

                               FORM 10-Q

                              SIGNATURES

Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAUSER CHEMICAL RESEARCH, INC.


Date:  September 16, 1996

/s/Dean P. Stull, Chairman of the Board, Chief Executive
                  Officer, and President

Date:  September 16, 1996

/s/David  I. Rosenthal, Chief Financial Officer and Treasurer