Form 10-Q
period 1996-10-31
HAUSER CHEMICAL RESEARCH INC
filed 1996-12-12
CIK 773723

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For Quarter Ended
October 31, 1996                           Commission File No.
0-17174

                    HAUSER CHEMICAL RESEARCH, INC.

Delaware                             84-0926801
(State or other jurisdiction of      (I.R.S. Identification Number)
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

Yes X       No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $ .001 par value              10,610,731
            Class                  Outstanding at October 31, 1996

HAUSER CHEMICAL RESEARCH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

                                 Three months ended                  Six months ended
                                     October 31,                         October 31,
                                1996            1995                 1996          1995

REVENUES:
  Natural product processing    $ 3,577,367     $ 2,836,159          $ 6,254,466   $ 3,961,606
  Technical services              2,310,937       2,446,650            4,550,533     3,900,682
        Total revenues            5,888,304       5,282,809           10,804,999     7,862,288

COST OF REVENUES                  5,400,163       5,216,598            9,995,165     8,656,073

GROSS MARGIN                        488,141          66,211              809,834      (793,785)

OPERATING EXPENSES:
  Research and development          737,283         422,292            1,233,198       889,187
  Sales and marketing               340,995         323,498              754,195       486,263
  General and administrative      1,213,891       1,558,377            2,484,881     2,758,034
        Total operating expenses  2,292,169       2,304,167            4,472,274     4,133,484

LOSS FROM OPERATIONS             (1,804,028)     (2,237,956)          (3,662,440)   (4,927,269)

OTHER INCOME (EXPENSE):
  Interest income                   112,247         245,415              300,496       595,996
  Interest expense                   (2,883)        (14,418)             (14,985)      (16,744)
        Other income - net          109,364         230,997              285,511       579,252

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES              (1,694,664)     (2,006,959)          (3,376,929)   (4,348,017)

INCOME TAX BENEFIT                  474,327         702,581              945,361     1,521,808

LOSS FROM CONTINUING OPERATIONS  (1,220,337)     (1,304,378)          (2,431,568)   (2,826,209)

DISCONTINUED OPERATIONS:
  Loss from operations, net of
  applicable income taxes          (325,901)       (284,685)            (609,287)     (527,189)

  Gain (loss) on disposal,
  net of applicable income taxes    329,692                           (2,446,760)

LOSS FROM DISCONTINUED OPERATIONS     3,791        (284,685)          (3,056,047)     (527,189)

NET LOSS                        $(1,216,546)    $(1,589,063)         $(5,487,615)  $(3,353,398)

LOSS PER SHARE:
  Continuing operations              $(0.12)         $(0.12)              $(0.24)       $(0.27)
  Discontinued operations              0.00           (0.03)               (0.29)        (0.05)
        Net loss per share           $(0.12)         $(0.15)              $(0.53)       $(0.32)

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING             10,415,626      10,340,000           10,409,218    10,336,467


See notes to consolidated financial statements.

HAUSER CHEMICAL RESEARCH, INC.

CONSOLIDATED BALANCE SHEETS

                                             October 31,            April 30,
ASSETS                                       1996                   1996
                                             (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                  $ 7,649,752            $ 7,428,752
  Held-to-maturity investments                   993,396              7,791,875
  Accounts receivable, less allowance
  for doubtful accounts:
      October 31, 1996, $435,208;
      April 30, 1996, $472,215                 5,982,713              6,801,376
  Income taxes receivable                      3,678,086              2,665,464
  Inventories, current                         8,447,340              8,508,973
  Prepaid expenses and other                     442,050                772,780
  Deferred income tax assets                   1,474,411              1,020,895
        Total current assets                  28,667,748             34,990,115

PROPERTY AND EQUIPMENT
  Land and buildings                           7,327,978              7,264,294
  Lab and processing equipment                28,107,070             27,647,235
  Furniture and fixtures                       4,412,375              5,632,013
        Total property and equipment          39,847,423             40,543,542
  Accumulated depreciation and amortization  (16,612,180)           (15,016,815)
        Net property and equipment            23,235,243             25,526,727

OTHER ASSETS:
  Goodwill, less accumulated amortization:
       October 31, 1996, $510,045;
       April 30, 1996, $668,202                2,324,518              3,665,780
  Inventories, non-current                    12,783,866              9,499,450
  Deposits and other                             582,935                311,027
  Other investments                              636,299                862,500
        Total other assets                    16,327,618             14,338,757

TOTAL                                        $68,230,609            $74,855,599


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                              $332,731               $754,710
  Current portion of long term debt              150,927                623,279
  Accrued salaries and wages                     722,541                860,747
  Other current liabilities                      611,985                674,870
        Total current liabilities              1,818,184              2,913,606

LONG TERM LIABILITIES                            189,318                214,922

DEFERRED INCOME TAXES                          1,509,775              1,543,452

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value;
  50,000,000 shares authorized;
  shares issued:
    October 31, 1996, 10,610,731;
    April 30, 1996, 10,564,613                    10,611                 10,565
  Additional paid-in capital                  59,591,372             59,418,280
  Treasury stock, at cost; 201,100 shares     (1,054,812)            (1,054,812)
  Unrealized gain on available-for-sale
  investment, net of income taxes                309,290                465,100
  Retained earnings                            5,856,871             11,344,486
        Net stockholders' equity              64,713,332             70,183,619

TOTAL                                        $68,230,609            $74,855,599

See notes to consolidated financial statements.

HAUSER CHEMICAL RESEARCH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

                                                     Six months ended
                                                        October 31,

                                          1996                    1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $ (5,487,615)           $ (3,353,398)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
  Depreciation and amortization             2,390,538               1,396,582
  Loss on disposal of discontinued
    operations                              2,446,760
  Loss on disposal of assets                                          176,004
  Amortization of investment
    premium (discount)                         (1,875)                 72,609
  Unrealized loss on available-for-sale
    investment                                 70,391
  Deferred income tax expense (benefit)      (487,193)                184,890
  Change in assets and liabilities, net
    of effects from the purchase of
    Shuster and the sale of Ironwood:
       Accounts receivable                    295,851               1,933,156
       Income taxes receivable                (72,050)             (1,952,323)
       Inventories                         (4,190,943)             (3,675,843)
       Prepaid expenses and other            (147,417)               (251,375)
       Accounts payable                      (229,424)               (193,753)
       Other accrued liabilities              (64,650)                903,037
Net cash used in operating activities      (5,477,627)             (4,760,414)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment        (857,375)             (1,882,410)
  Deposits and other                         (271,908)                125,183
  Purchase of Shuster's common stock,
    net of cash acquired                                           (2,968,723)
  Sale of Ironwood net assets                 250,000
  Purchase of investments                    (199,646)
  Maturity of investments                   7,000,000               8,917,860
Net cash provided by investing activities   5,921,071               4,191,910

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt and
    capitalized leases                       (395,582)                (13,187)
  Proceeds from issuance of common stock      173,138                  26,239
  Purchase of treasury stock                                          (88,750)
Net cash used in financing activities        (222,444)                (75,698)

Net increase (decrease) in cash and
    cash equivalents                          221,000                (644,202)

Cash and cash equivalents, beginning
    of period                               7,428,752               4,244,874

Cash and cash equivalents, end of period   $7,649,752              $3,600,672

See notes to consolidated financial
statements.

HAUSER CHEMICAL RESEARCH, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF OCTOBER
31, 1996 AND APRIL 30, 1996 AND FOR THE THREE AND SIX MONTH
PERIODS ENDED OCTOBER 31, 1996 AND 1995

BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of October 31, 1996 and results of its operations and cash flows for the periods ended October 31, 1996 and 1995. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain fiscal 1996 amounts have been reclassified to conform to the fiscal 1997 presentation.

     Effective July 21, 1995, the Company acquired all of the stock of Shuster Laboratories, Inc. (Shuster), formerly Herbert V. Shuster, Inc., for approximately $4,700,000 in cash and notes plus a performance based earnout for meeting certain milestones over the next five years. Shuster is a consumer research and development firm and contract laboratory with headquarters in the Boston area and another facility in the Atlanta area. The following pro-forma unaudited consolidated results of operations for the six months ended October 31, 1995 have been prepared assuming the Shuster acquisition occurred as of the beginning of the earliest period presented. The pro-forma unaudited revenues for Shuster used for this comparison were $2,837,103 for the six months ended October 31, 1995. These pro-forma results have been prepared for comparative purposes and do not purport to be indicative of results of operations which actually would have resulted had the combination been in effect on the dates indicated, or which may result in the future.

                               Six months ended
                               October 31, 1995
Revenues                       $ 8,851,874
Net loss                        (3,378,756)
Net loss per share                 $ (0.33)

ACCOUNTING POLICIES

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the Company's form 10-K filed for the year ended April 30, 1996.

DISCONTINUED OPERATIONS

     On October 11, 1996, the Company sold substantially all of the net assets of its secondary forest products subsidiary, Hauser Northwest, Inc., d/b/a Ironwood Evergreens (Ironwood). The Company has recorded the loss on the disposal of this segment in accordance with the Accounting Principles Board Opinion No. 30 (APB No. 30). Revenues for Ironwood were $964,956 and $1,736,194, respectively, for the three months ended October 31, 1996 and 1995. Revenues for Ironwood for the six months ended October 31, 1996 and 1995 were $2,526,351 and $3,190,889, respectively.

INVESTMENTS

     The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company records held-to-maturity investments at amortized cost. The Company has the positive intent and ability to hold these investments to maturity. Below is a table of held-to-maturity investments as of October 31,1996:

Held-to-Maturity Investments:
                               Amortized     Unrealized  Unrealized  Market
                               Cost          Gains       Losses      Value
 Issues
 Maturities less than 1 year:
 U.S. Treasury Securities      $ 199,646     $   162                 $   199,808
 Mortgage Backed Securities      793,750       7,530                     801,280
 Total Investments             $ 993,396     $ 7,692     $    -      $ 1,001,088

 Below is a table of held-to-
  maturity investments as of
  April 30, 1996:

                               Amortized     Unrealized  Unrealized  Market
                               Cost          Gains       Losses      Value
 Issues
 Maturities less than 1 year:
 U.S. Treasury Securities      $ 3,000,000   $ 6,250     $   (620)   $ 3,005,630
 Mortgage Backed Securities      2,793,750    26,560                    2,820,310
 Municipal Securities            1,998,125     7,190       (3,125)      2,002,190
 Total Investments             $ 7,791,875   $40,000     $ (3,745)   $ 7,828,130

      Available-For-Sale Investment - The Company records available-for-sale investments at fair value. At October 31, 1996 and April 30, 1996 respectively, the Company held an investment in an equity security that had a readily determinable fair value of $636,299 and $862,500, resulting in a decrease in unrealized gain, net of taxes, in available-for-sale investment during the first six months of fiscal 1997 of $155,810.

INVENTORIES

     Inventories are classified as follows:

                                       October 31,        April 30,
                                       1996               1996
Raw materials and supplies             $ 7,132,365        $ 8,497,766
Work in process                          9,322,108          3,210,704
Finished goods                           4,776,733          6,299,953

Total inventories                       21,231,206         18,008,423

Less non-current inventories            12,783,866          9,499,450

Current portion of inventories         $ 8,447,340        $ 8,508,973

LONG TERM DEBT

     Long term debt consists of the following:

                                              October 31,        April 30,
                                              1996               1996
Note payable to former stockholders of
Shuster, with interest of 5.5%,due and
payable on July 19, 1996, collateralized
by a certificate ofdeposit for $582,349.                         $ 549,135

Note payable to bank with interest at
10.0% per annum, payable in monthly
installments including interest of $605
and due January 2025, collateralized by land.                       68,430

Capital lease obligations for vehicles and
equipment with monthly payments ranging from
$199 to $3,061 and interest rates ranging
from 7.9% to 15.4%.                           $ 86,840             143,380

Obligations to Shuster employees as part
of the acquisition settlement.                 253,405              77,256
                                               340,245             838,201
Less current portion                           150,927             623,279
Long term debt                                $189,318           $ 214,922

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

MAJOR CUSTOMERS

     During the three and six months ended October 31, 1996, the Company recognized revenues of $1,222,609, or 21% of total revenues, and $1,749,608, or 16% of total revenues, respectively, from a major customer. During the three and six months ended October 31, 1995, the Company recognized revenues of $1,617,845, or 23% of total revenues and $2,184,193 or 20% of total revenues, respectively, from the same major customer. In addition, the Company recognized revenues from another customer of $1,129,934, or 19% of total revenues, and $1,359,294, or 13% of total revenues, in the three and six months ended October 31, 1996, respectively.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Supplemental Cash Flow Information - The amounts paid by the Company for interest are as follows:

                     Three months ended               Six months ended
                     October 31,                      October 31,
                     1996       1995                  1996       1995
Interest             $ 2,883    $ 19,266              $ 40,568   $ 25,677

     Effective July 21, 1995, the Company acquired all of the stock of Shuster for $3,959,515 in cash and $621,953 in notes.
Subsequent adjustments have increased the purchase price by $146,008.

The net assets purchased were as follows:

Current assets                        $ 1,884,353
Property and equipment                    684,840
Long-term assets and goodwill           2,798,238
Current liabilities                      (541,824)
Long-term liabilities                     (98,131)
Net assets                            $ 4,727,476

Part 1, Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     Results from continuing operations in the second quarter of fiscal 1997 showed continued improvements in the Company's efforts to secure its position as a leader in the development, manufacturing, and marketing of special products from natural sources. As compared to the same period in the previous fiscal year, revenues increased 11%, gross margin was significantly improved, and operating expenses remained stable. Loss from continuing operations before income taxes improved 16% over the same period last year. Despite these improvements, loss per share from continuing operations in the second quarter of fiscal 1997 was $.12 compared to loss per share of $.12 in the second quarter of fiscal year 1996, primarily as a result of decreased income tax benefits.

     In addition, subsequent to October 31, 1996, the Company announced the signing of two important multi-year contracts. On November 7, 1996, the Company signed a contract with a European pharmaceutical firm to supply GMP (Good Manufacturing Practices) bulk paclitaxel in Europe and Eastern Europe over a three year period. The value of the contract is estimated to be $11,000,000. On November 14, 1996, the Company signed a three year contract to supply RoseOx[Trademark], a new anti-oxidant nutraceutical product, to a manufacturer of vitamins and food supplement products. This contract has an estimated value of $12,700,000.

     On September 13, 1996, the Company adopted plans to sell substantially all of the net assets of its secondary forest products subsidiary, Hauser Northwest, Inc., d/b/a Ironwood Evergreens (Ironwood). On October 11, 1996, this sale was completed. Accordingly, the Company recorded the estimated loss on the disposal of this segment in the quarter ended July 31, 1996 and adjusted the estimate in the quarter ended October 31, 1996 to reflect the final sale. Revenues for Ironwood were $964,956 and $1,736,194, respectively, for the three months ended October 31, 1996 and 1995 and were $2,526,351 and $3,190,889 in the six months ended October 31, 1996 and 1995, respectively.

     The Company's improvements in continuing operations were the result of activities over the last two years to diversify product lines and expand its customer base. In the second
quarter of  fiscal 1997,   this was the case particularly in
the area of natural ingredients. Sales of natural ingredients products grew significantly with increasing shipments of nutraceuticals products, with favorable gross margins, to a variety of customers. Management intends to continue to invest in new products directed at different markets.

     Through development and marketing plans implemented in the first six months of fiscal 1997, and through continued cost controls, the Company could return to profitability late in fiscal 1997. These plans, particularly in the new product areas, anticipate certain revenue levels and minimal problems with production of the new products. However, there can be no assurance of when profitability will be attained.

     The following is a discussion of the Company's activities in its continuing operations.

PHARMACEUTICALS

     On May 12, 1994, the Company entered into a multi-year, worldwide and mutually exclusive Supply Agreement (Supply Agreement) with American Home Products, formerly American Cyanamid Company, whereby the Company will supply bulk paclitaxel to American Home Products. On that same day, the Company and American Home Products also entered into the R&D Agreement which called for the two companies to cooperate in the research and development of new products derived from naturally or synthetically produced taxanes.

     The research and development program, which had an initial two year term, was funded by American Home Products. This program, and its associated funding, ended in May 1996. The R&D Agreement called for the two companies to cooperate in a mutually exclusive manner in a research and development program funded by American Home Products which was designed to develop new products derived from naturally or synthetically produced taxanes. During the two year term of the program, several taxanes were evaluated and submitted for in vitro pre-clinical testing. The R&D Agreement expired in May 1996 and was not extended by American Home Products. American Home Products has the right to review any products derived by Hauser from naturally or synthetically produced taxanes during the one year period after expiration of the R&D Agreement. No products have been identified by the parties at this time for worldwide development.

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

     In the second quarter of fiscal 1997, the Company sold paclitaxel to American Home Products for its development needs, including final product formulations and clinical trials. While difficult to predict the exact timing, the Company's management expects that regulatory approval to sell paclitaxel in at least one country will be obtained by American Home Products in the latter part of fiscal 1997.

     During the quarter ended October 31, 1996, the minimum shipments of paclitaxel provided for in the Supply Agreement were made to American Home Products and continued minimal requirements for sales are expected to be fulfilled in fiscal 1997. Revenues under the Supply Agreement with American Home Products totaled $1,222,608 in the second quarter of fiscal 1997 and $1,749,608 in the six months ended October 31, 1996.

     During the first quarter of fiscal 1997, American Home Products notified the Company of its decision to maintain exclusivity of the supply of paclitaxel from Hauser in the United States and Canada. In addition, American Home Products released its exclusive supply position in the rest of the world. Currently, the parties are negotiating terms of an amended contract.

     On November 7, 1996, the Company signed a contract with a European pharmaceutical firm to supply GMP bulk paclitaxel in Europe and Eastern Europe. The value of this contract is estimated to be $11,000,000 and has an initial three year term. The agreement is mutually exclusive to both parties, except for Hauser's existing obligation to supply paclitaxel to American Home Products in Europe and Eastern Europe, which obligation is pursuant to the Company's existing contract.
The European firm intends to purchase from Hauser all supplies of GMP bulk paclitaxel for its total market needs in Europe.

     The Company continued to produce sanguinaria extract for Colgate during the second quarter of fiscal 1997. Sanguinaria extract, a natural antimicrobial, is the key ingredient in Colgate's Viadent[Registered Trademark] toothpaste and oral rinse products. Shipments totaling $390,926 were made during the quarter ended October 31, 1996. Production will continue into the third quarter of fiscal 1997 as the Company will ship sanguinaria extract to complete the current contract with Colgate.

NATURAL INGREDIENTS

     Nutraceuticals - The Company made its initial shipment of nutraceuticals products in the first quarter of fiscal 1996. In the quarter ended October 31, 1996, sales of nutraceuticals products were $1,363,022, with improving gross margins, and were sold to a variety of customers. This represents a 39% increase over the sales in the first quarter of fiscal 1997 and a 617% increase over nutraceuticals revenues in the second quarter of the prior fiscal year. The term nutraceuticals is used to identify the broad range of natural, healthful products that are used to supplement the diet by increasing the total dietary intake of important nutrients. The United States market for herbal and botanical supplements is estimated to be $2.3 billion and is growing at over 20% per year, according to industry sources. The Company's current products include liquid and dry herbal extracts of echinacea, valerian, Siberian ginseng, panax ginseng, rosemary, goldenseal and chamomile. Management believes that the Company's expertise in the production of special products from natural sources and its extensive regulatory experience position it well in this market area. However, management is unable to predict the amount of future revenues from these nutraceutical products.

     On November 14, 1996, the Company signed a three year contract to supply RoseOx[Trademark], a new anti-oxidant nutraceutical product, to a manufacturer of vitamin and food supplement products. The value of this contract is estimated to be $12,700,000. The Company has granted its customer certain rights to use the RoseOx[Trademark] and RoseOx 660[Trademark] trademarks for use in the nutraceutical dietary supplement and cosmetic markets.

     Natural Flavor Extracts - The Company manufactures, markets and sells natural flavor extracts. The extracts are marketed under the Company's new brand name NaturEnhance[Trademark] Flavor Extracts. Revenues in the six months ended October 31, 1996 increased 62% over the same period last year. Competition for products in the flavor extract market is based on flavor quality and concentration, availability, customer service, and price. Many of these factors are beyond the direct control of the Company.

     Natural Food Ingredients - Food ingredients are products which perform a function in foods, such as preservatives, stabilizers, colorants, antioxidants, and nutritional additives. The Company's objective is to build a quality line of products generating revenues and profits as a leader in the development, manufacture and sales of natural food ingredients.

     For the past two years, the Company engaged in process development efforts on beta carotene, a new product for the Company, which is sold into the healthcare products and food ingredients markets as a colorant, antioxidant and a nutritional supplement. The beta carotene market represents $100 million in annual worldwide sales, according to industry sources. In fiscal 1995, the Company established a joint venture relationship with Cyanotech (BetaPharm) with the intent to manufacture, market and sell natural beta carotene.

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

     The Company is currently evaluating the possibility of continuing to pursue this product by itself or with another partner. Pursuant to the terms of the joint venture, Cyanotech will grant an exclusive, perpetual, royalty-free worldwide license of the Cyanotech Technology (as defined in the joint venture agreement) to make, have made, use and sell the products, in consideration for the payment of aggregate out-of-pocket expenses incurred by Cyanotech on the joint venture project since August 1, 1994 (estimated to be approximately $400,000). The Company has completed the pilot project and is evaluating whether or not to acquire the Cyanotech Technology license and proceed with the final commercialization phase. As construction and funding of the facilities are required for commercialization, it is expected that the evaluation will take approximately six to nine months. Effective July 1, 1996, the Company will receive 100% of the profits or losses of the BetaPharm project if it proceeds on its own.

     Minimal revenue from natural food ingredients products was recognized in the second quarter of fiscal 1997, but shipments are expected to increase in fiscal 1997 because of increased interest expressed by potential customers. However, management is unable to predict the timing and amount of future revenues from natural food ingredients products.

TECHNICAL SERVICES

     Technical Services, which includes Shuster and Chemistry and Engineering Laboratory Services of Hauser, experienced revenue growth in the first six months of fiscal 1997 of almost 17% over the same period in fiscal 1996, primarily as a result of the acquisition of Shuster. Management believes that demand for technical services provided by the Company will continue and expects this service group to continue to grow.

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

DISCONTINUED OPERATIONS

     During the first and second quarters of the current fiscal year, certain events occurred which had significant negative impacts on the Company's secondary forest products business. The European greens market, a significant portion of Ironwood's customer base, became more confused and unpredictable. Management concluded that the European market would not offer sufficient reliability in the future to meet Hauser corporate goals. Shipment of certain expected tropical greens products was delayed and, therefore, sales were not consummated during this time period. In addition, the number of competitors for raw material sourcing in the United States has increased dramatically over the past three years and, when combined with unpredictable weather patterns during the last six months, has caused higher raw material costs to the Company for its greens business. These higher raw material costs could not be passed on to the European customers as the European greens business was highly price competitive and unpredictable. In August 1996, the Company completed its annual harvest of Pacific yew bark and obtained enough bark to satisfy the production and sales requirements of the Supply Agreement for the next three to four years. With the completion of this harvest, management determined that the Company will no longer need to harvest yew bark in the future because cultivated sources will be utilized. Nursery grown, cultivated yew trees are believed to be the next source of paclitaxel and have proven to provide an acceptable raw material for processing.

     In September 1996, the Company also completed a thorough analysis of its secondary forest products business and examined expanding penetration of the domestic wholesale market base, shortening distribution channels in Europe and expanding its new dried and preserved tropical product lines as well as possible cost cutting measures. The analysis included a review of the secondary forest products markets both in the United States and Europe and cost structures for this subsidiary. Management's analysis revealed a high manufacturing cost overhead that was limiting profitability in all areas. Potential profitability of the Christmas greens was most significantly negatively impacted. Finally, even with many attempts to cut costs and restructure this business, the secondary forest products business continued to post unacceptable monthly losses.

     Ironwood's operating results during the first and second quarters of fiscal 1997 were unacceptable and well below management's expectations, especially in light of corrective measures imposed over the past nine months. Ironwood's operating loss in the six month period ended October 31, 1996 was $846,232.

     Because of the foregoing, and in order to retain cash for its core businesses and improve the Company's operating position going forward, management decided on September 13, 1996 that this business should be sold. This sale was completed on October 11, 1996. The results for the six months ended October 31, 1996 include a non-recurring write-down of the Ironwood Evergreens business to its fair market value.

     The original acquisition of Ironwood enabled the Company to retain its bark harvesting capabilities in the Pacific Northwest, thereby significantly reducing the cost of bark collection. Over three collection seasons, Ironwood reduced the cost of collection by $2.5 million compared to original estimates. Pacific yew bark is used in the production of bulk paclitaxel.

RESULTS OF OPERATIONS:

Statement of Operations

                       Three months ended             Six months ended
                          October 31,                    October 31,
                       1996         1995              1996          1995
Total revenues         $ 5,888,304  $ 5,282,809       $ 10,804,999  $ 7,862,288
Gross margin               488,141       66,211            809,834     (793,785)
Research and
  development              737,283      422,292          1,233,198      889,187
Sales and marketing        340,995      323,498            754,195      486,263
General and
  administrative         1,213,891    1,558,377          2,484,881    2,758,034
Loss from operations    (1,804,028)  (2,237,956)        (3,662,440)  (4,927,269)
Loss from continuing
  operations before
  taxes                 (1,694,664)  (2,006,959)        (3,376,929)  (4,348,017)
Loss from continuing
  operations            (1,220,337)  (1,304,378)        (2,431,568)  (2,826,209)
Gain (loss) from
  discontinued
  operations                 3,791     (284,685)        (3,056,047)    (527,184)
Net loss                (1,216,546)  (1,589,063)        (5,487,615)  (3,353,393)
Loss per share -
  continuing operations      (0.12)       (0.12)             (0.24)       (0.27)
Loss per share -
  discontinued
  operations                  0.00        (0.03)             (0.29)       (0.05)
Loss per share             $ (0.12)     $ (0.15)           $ (0.53)     $ (0.32)
Number of weighted
  shares outstanding    10,415,626   10,340,000         10,409,218    10,336,467

Percentage Relationship to Total Revenues

                           Three months ended                  Six months ended
                               October 31,                         October 31,
                           1996          1995                  1996        1995
Total revenues             100.0 %       100.0 %               100.0 %     100.0 %
Gross margin                 8.3 %         1.3 %                 7.5 %     (10.1)%
Research and development    12.5 %         8.0 %                11.4 %      11.3 %
Sales and marketing          5.8 %         6.1 %                 7.0 %       6.2 %
General and administrative  20.6 %        29.5 %                23.0 %      35.1 %
Loss from operations       (30.6)%       (42.4)%               (33.9)%     (62.7)%
Loss from continuing
  operations before taxes  (28.8)%       (38.0)%               (31.3)%     (55.3)%
Loss from continuing
  operations               (20.7)%       (24.7)%               (22.5)%     (35.9)%
Gain (loss) from
  discontinued operations    0.1 %        (5.4)%               (28.3)%      (6.7)%
Net loss                   (20.7)%       (30.1)%               (50.8)%     (42.7)%


Balance Sheet

                                     October 31, 1996            April 30, 1996
Working capital                      $ 26,849,564                $ 32,076,509
Property and equipment, net            23,235,243                  25,526,727
Total assets                           68,230,609                  74,855,599
Net stockholder's equity               64,713,332                  70,183,619

CONTINUING OPERATIONS:

REVENUES.   Total revenues increased 11% to $5,888,304 in the
second quarter of fiscal 1997 from $5,282,809 in the second quarter of fiscal 1996 primarily due to increased revenues of nutraceutical products partially offset by reduced revenues of pharmaceutical products. Total revenues in the first six months of fiscal 1997 were $10,804,999, an increase of 37% over the same period last year of $7,862,288. This increase was primarily due to increased sales of nutraceutical products and the acquisition of Shuster, offset by a reduction in pharmaceuticals product revenues.

A breakout of the Company's revenues by product and service groupings for its continuing operations is as follows:

                          Three months ended              Six months ended
                             October 31,                     October 31,
Revenues                  1996          1995              1996        1995
Pharmaceuticals           $ 1,768,917   $ 2,232,966       $ 2,687,942 $ 3,005,738
Natural ingredients
  products (includes
  nutraceuticals, natural
  flavor extracts and
  food ingredients)         1,808,450       603,193         3,566,524     955,868
Technical services
  (includes chemistry and
  engineering services
  and Shuster)              2,310,937     2,446,650         4,550,533   3,900,682
                          $ 5,888,304   $ 5,282,809       $10,804,999 $ 7,862,288

Pharmaceuticals:
Revenues from pharmaceuticals products in the second quarter of fiscal 1997 decreased 21% compared to the second quarter of fiscal 1996. Revenues for the first six months of fiscal 1997 decreased 11% from the same period in the previous fiscal year. This was due to lower revenues from American Home Products for paclitaxel, the absence of R&D contract revenues in fiscal 1997, and lower sales of sanguinaria to Colgate due to timing of shipments.

Natural ingredients:
Natural ingredients product revenues increased 200% in the second quarter of fiscal 1997 and 273% in the first six months of fiscal 1997 compared to the same periods last year. The increase is primarily attributable to success in selling nutraceuticals products as revenues were $1,363,022 in the quarter ended October 31, 1996 compared to revenues of $190,068 in the quarter ended October 31, 1995. Nutraceuticals product revenues were $2,340,877 in the six months ended October 31, 1996 compared to $197,080 in the same period last year. In addition, revenues from natural flavor extracts were $444,528 and $1,192,477 in the three and six months ended October 31, 1996, respectively, compared to $389,125 and $734,788 in the three and six months ended October 31, 1995, respectively. This increase was the result of higher sales of natural flavor extracts to the beverage industry. Revenues from these natural flavor extracts are expected to decline in the next two quarters due to seasonality.

Technical services:
Technical services revenues were $2,310,937 in the second quarter of fiscal 1997 compared to $2,446,650 in the same quarter of fiscal 1996, a decrease of 6%. This decrease is due to the reduction of contract work for one particular customer at Shuster. Technical Services revenues increased almost 17% in the six months ended October 31, 1996 compared to the same period in the last fiscal year primarily because of the acquisition of Shuster which occurred in July, 1995.

GROSS MARGIN. Gross margin in the second quarter of fiscal 1997 was 8% of total revenues as compared to 1% in the same quarter of fiscal 1996. Gross margin in the six months ended October 31, 1996 was approximately 8% of total revenues compared to negative 10% in the same period last year. The improvement is due to the sales of nutraceuticals products which generate positive gross margins and the addition of Shuster. Gross margins on current paclitaxel sales are low in anticipation of future royalties. In addition, the Company is incurring high overhead costs in relation to its current sales levels in anticipation of growth in other product lines. Management continues to concentrate on sales and manufacturing operations with the goal of generating improved gross margins.

During the first six months of fiscal 1996, the Company redeployed certain production facility assets in connection with the Company's transition to a multi-product, multi-customer manufacturer of special products from natural sources. As a result, certain remaining costs for assets being redeployed totaling $176,004 were expensed.

OPERATING EXPENSES. Research and development expenses were $737,283 in the second quarter of fiscal 1997 compared to $422,292 in the second quarter of fiscal 1996, an increase of 75%. In the first six months of fiscal 1997, research and development expenses of $1,233,198 were 39% higher than the same period in fiscal 1996. The increase in research and development costs is related to various projects including development of beta carotene and research in using cultivated yew trees as the next source of paclitaxel. The Company intends to actively pursue research and development efforts and these costs are likely to increase in future periods.

Sales and marketing expenses in the three and six months ended October 31, 1996 were $340,995 and $754,195, respectively, compared to $323,498 and $486,263, respectively, in the three and six months ended October 31, 1995. The increase represents the Company's increased efforts to market new products, particularly in the areas of nutraceuticals and natural food ingredients. In addition, fiscal 1997 sales expenses include, for the first time, payments of commissions to internal salespeople and external distributors.

General and administrative expenses were $1,213,891 in the quarter ended October 31, 1996, a 22% decrease over the same quarter last year. For the six months ended October 31, 1996, general and administrative expenses of $2,484,881 were 10% lower compared to the same period last year. These decreases are the result of management's continued efforts to reduce general and administrative costs where appropriate and the attrition of various administrative positions.

INTEREST INCOME. Interest income was $112,247 in the second quarter of fiscal 1997 compared to $245,415 in the same quarter of fiscal 1996. Interest income was $300,496 and $595,996 in the six months ended October 31, 1996 and 1995, respectively. The decrease is due to fewer funds available for investment.


LIQUIDITY AND CAPITAL RESOURCES

GENERAL.   Total cash and cash equivalents plus short-term
investments were $8,643,148 at October 31, 1996 compared to $15,220,627 at April 30, 1996. The decrease is due primarily to expenditures for the harvesting of Pacific yew bark, capital expenditures, raw material purchases for new product areas, and other general working capital requirements. The Company has a line of credit totaling $1,500,000 which expires on September 30, 1997 and is used primarily for letters of credit related to raw material purchases. As of October 31, 1996, $1,500,000 was available for use under this line of credit. In addition, the Company has filed for income tax refunds of approximately $1,300,000 which it expects to receive by the end of the third quarter of fiscal 1997. The Company believes that cash reserves, funds generated from operations, including the tax refund, and available borrowings from the line of credit will be sufficient to fund the Company's operations through at least the next twelve months.

The maturities of the Company's investments, which as of October 31, 1996 do not extend beyond one year, are staggered such that the Company can access the funds upon their maturation in a manner to allow the Company to meet its obligations as they are expected to become due.

WORKING CAPITAL. Working capital as of October 31, 1996 was $26,849,564 compared to $32,076,509 as of April 30, 1996. This decrease is primarily attributable to the use of cash and cash equivalents plus short-term investments for the harvest of Pacific yew tree bark, which has been classified as non-current inventory. Non-current inventories reflect the portion of total inventories which are not expected to be sold in the next twelve months. In addition, working capital decreased by $1,287,749 as a result of the write-down related to the discontinued operations of Ironwood.

PROPERTY AND EQUIPMENT. Purchases of property and equipment in the first six months of fiscal 1997 totaled $857,375. This was primarily the result of upgrades to manufacturing equipment for the production of nutraceuticals and food ingredients products.

SEASONALITY

The Company has experienced seasonality in its natural flavor extracts product line primarily in advance of the demand for summer beverages, in which most of its products are used.

FORWARD LOOKING STATEMENTS

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

HAUSER CHEMICAL RESEARCH, INC.


Date:  December 9, 1996
                       /s/Dean P. Stull
                       Chairman of the Board, Chief Executive
                       Officer, and President

Date:  December 9, 1996
                       /s/David I. Rosenthal
                       Chief Financial Officer and Treasurer