Form 10-Q
period 1997-01-31
HAUSER CHEMICAL RESEARCH INC
filed 1997-03-17
CIK 773723

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For Quarter Ended
January 31, 1997                  Commission File No. 0-17174


                             HAUSER, INC.
               (formerly Hauser Chemical Research, Inc.)

Colorado                                           84-0926801
(State or other jurisdiction    (I.R.S. Identification Number)
 of incorporation or
    organization)

5555 Airport Boulevard, Boulder, Colorado               80301
(Address of Principal executive offices)            (Zip Code)

Registrant's telephone number,
including area code:                            (303) 443-4662

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value                       10,615,621
Class                          Outstanding at January 31, 1997

HAUSER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

                                        Three months ended            Nine months ended
                                        January 31,                   January 31,
                                        1997           1996           1997            1996

REVENUES:
  Natural product processing            $5,785,729     $1,172,758     $12,040,195     $5,134,364
  Technical services                     2,171,987      2,385,078       6,722,520      6,285,760
        Total revenues                   7,957,716      3,557,836      18,762,715     11,420,124

COST OF REVENUES                         5,455,532      3,310,523      15,450,697     11,966,596

GROSS MARGIN                             2,502,184        247,313       3,312,018       (546,472)

OPERATING EXPENSES:
  Research and development                 422,984        397,600       1,656,182      1,286,787
  Sales and marketing                      458,461        229,213       1,212,656        715,471
  General and administrative             1,718,685      1,656,784       4,203,566      4,414,828
        Total operating expenses         2,600,130      2,283,597       7,072,404      6,417,086

LOSS FROM OPERATIONS                       (97,946)    (2,036,284)     (3,760,386)    (6,963,558)

OTHER INCOME (EXPENSE):
  Interest income                          119,014        221,831         419,510        817,827
  Interest expense                          (1,743)       (14,281)        (16,728)       (31,025)
        Other income - net                 117,271        207,550         402,782        786,802

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES                         19,325     (1,828,734)     (3,357,604)    (6,176,756)

INCOME TAX (PROVISION) BENEFIT              (5,411)       640,330         939,950      2,162,218

INCOME (LOSS) FROM CONTINUING OPERATIONS    13,914     (1,188,404)     (2,417,654)    (4,014,538)

DISCONTINUED OPERATIONS:
  Loss from operations, net of
    applicable income taxes                              (518,007)       (609,287)    (1,045,271)

  Loss on disposal, net of
    applicable income taxes                                            (2,446,760)

LOSS FROM DISCONTINUED OPERATIONS                        (518,007)     (3,056,047)    (1,045,271)

NET INCOME (LOSS)                          $13,914    $(1,706,411)    $(5,473,701)   $(5,059,809)

INCOME (LOSS) PER SHARE:
  Continuing operations                      $0.00         $(0.11)         $(0.23)        $(0.39)
  Discontinued operations                                   (0.05)          (0.30)         (0.10)
        Net income (loss) per share          $0.00         $(0.16)         $(0.53)        $(0.49)

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                           10,800,029     10,344,007      10,405,818     10,337,953


See notes to consolidated financial statements.

HAUSER, INC.

CONSOLIDATED BALANCE SHEETS

                                              January 31,                April 30,
ASSETS                                        1997                       1996
                                              (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                   $7,511,207                 $7,428,752
  Held-to-maturity investments,
    at amortized cost                            993,396                  7,791,875
  Accounts receivable, less allowance
    for doubtful accounts:  January 31,
    1997, $351,388; April 30, 1996, $472,215   7,631,626                  6,801,376
  Income taxes receivable                      3,678,085                  2,665,464
  Inventories, current                         9,537,516                  8,508,973
  Prepaid expenses and other                     478,495                    772,780
  Deferred income tax assets                   1,452,031                  1,020,895
        Total current assets                  31,282,356                 34,990,115

PROPERTY AND EQUIPMENT
  Land and buildings                           7,341,588                  7,264,294
  Lab and processing equipment                27,939,509                 27,647,235
  Furniture and fixtures                       4,437,465                  5,632,013
        Total property and equipment          39,718,562                 40,543,542
  Accumulated depreciation and amortization  (17,316,313)               (15,016,815)
        Net property and equipment            22,402,249                 25,526,727

OTHER ASSETS:
  Goodwill, less accumulated amortization:
       January 31, 1997, $580,908;
       April 30, 1996, $668,202                2,253,655                  3,665,780
  Inventories, non-current                    12,114,148                  9,499,450
  Deposits and other                             975,631                    311,027
  Other investments                              696,904                    862,500
        Total other assets                    16,040,338                 14,338,757

TOTAL                                        $69,724,943                $74,855,599


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                            $1,392,488                   $754,710
  Current portion of long term debt              151,553                    623,279
  Accrued salaries and wages                     637,144                    860,747
  Other current liabilities                    1,118,606                    674,870
        Total current liabilities              3,299,791                  2,913,606

LONG TERM LIABILITIES                            141,175                    214,922

DEFERRED INCOME TAXES                          1,509,775                  1,543,452


STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value; 50,000,000 shares
     authorized; shares issued:
     January 31, 1997, 10,615,621;
     April 30, 1996, 10,564,613                   10,616                     10,565
  Additional paid-in capital                  59,594,701                 59,418,280
  Treasury stock, at cost; 201,100 shares     (1,054,812)                (1,054,812)
  Unrealized gain on available-for-sale
      investment, net of income taxes            352,926                    465,100
  Retained earnings                            5,870,771                 11,344,486
        Net stockholders' equity              64,774,202                 70,183,619

TOTAL                                        $69,724,943                $74,855,599

See notes to consolidated financial statements.

HAUSER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

                                                              Nine months ended
                                                                 January 31,
                                                              1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $(5,473,701)   $(5,059,809)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                 3,419,451      2,569,619
  Provision for bad debt                                         (126,827)        (6,147)
  Loss on disposal of discontinued operations                   2,446,760
  Loss on disposal of assets                                      344,255        176,004
  Amortization of investment premium (discount)                    (1,875)        72,609
  Deferred income tax expense (benefit)                          (405,391)       184,890
  Change in assets and liabilities, net of effects from
    the purchase of Shuster and the sale of Ironwood:
       Accounts receivable                                     (1,232,235)       115,954
       Income taxes receivable                                    (72,049)      (456,130)
       Inventories                                             (4,611,401)    (4,806,405)
       Prepaid expenses and other                                (183,862)      (203,190)
       Accounts payable                                            830,326      (436,801)
       Other accrued liabilities                                   356,574       915,019
 Net cash used in operating activities                          (4,709,975)   (6,934,387)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                           (1,326,693)   (2,414,576)
  Deposits and other                                              (664,604)      (77,173)
  Purchase of Shuster's common stock, net of cash acquired                    (3,286,902)
  Sale of Ironwood net assets                                      250,000
  Purchase of investments                                         (199,646)
  Maturity of investments                                        7,000,000    11,415,985
Net cash provided by investing activities                        5,059,057     5,637,334

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt and capitalized leases             (443,099)       (22,343)
  Proceeds from issuance of common stock                           176,472         44,698
  Purchase of treasury stock                                                     (88,750)
Net cash used in financing activities                             (266,627)       (66,395)

Net increase (decrease) in cash and cash equivalents                82,455     (1,363,448)

Cash and cash equivalents, beginning of period                   7,428,752      4,244,874

Cash and cash equivalents, end of period                        $7,511,207     $2,881,426

See notes to consolidated financial statements.

HAUSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF JANUARY
31, 1997 AND APRIL 30, 1996 AND FOR THE THREE AND NINE MONTH
PERIODS ENDED JANUARY 31, 1997 AND 1996 (UNAUDITED)

BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of January 31, 1997 and results of its operations and cash flows for the periods ended January 31, 1997 and 1996. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain fiscal 1996 amounts have been reclassified to conform to the fiscal 1997 presentation.

Effective July 21, 1995, the Company acquired all of the stock of Shuster Laboratories, Inc. (Shuster), formerly Herbert V. Shuster, Inc., for approximately $4,700,000 in cash and notes plus a performance based earnout for meeting certain specific operating results over the next five years. Under the terms of the purchase agreement, the Company could be required to make additional payments for Shuster based on the achievement of these specific operating results. Such payments would be made to the former shareholders of Shuster. Any such additional payments would be treated as additional purchase price consideration. Shuster is a consumer research and development firm and contract laboratory with headquarters in the Boston area and another facility in the Atlanta area. The following pro-forma unaudited consolidated results of operations for the nine months ended January 31, 1996 have been prepared assuming the Shuster acquisition occurred as of the beginning of the earliest period presented. The pro-forma unaudited revenues for Shuster used for this comparison were $4,167,306 for the nine months ended January 31, 1996. These pro-forma results have been prepared for comparative purposes and do not purport to be indicative of results of operations which actually would have resulted had the combination been in effect on the dates indicated, or which may result in the future.

                        Nine months ended January 31, 1996
Revenues                $ 18,547,255
Net loss                  (5,085,942)
Net loss per share      $ (0.49)

ACCOUNTING POLICIES

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the Company's form 10-K filed for the year ended April 30, 1996.

DISCONTINUED OPERATIONS

On October 11, 1996, the Company sold substantially all of the net assets of its secondary forest products subsidiary, Hauser Northwest, Inc., d/b/a Ironwood Evergreens (Ironwood). Net assets of the discontinued operations as of April 30, 1996 included in the balance sheet were $3,118,308 and consisted primarily of accounts receivable, inventory, fixed assets and goodwill. The Company has recorded the loss on the disposal of this segment in accordance with the Accounting Principles Board Opinion No. 30 (APB No. 30).

The Company reported the sale of Ironwood as discontinued operations because a) Ironwood's customer base was significantly different from the other products and services of the Company, and b) Ironwood was maintained as an autonomous subsidiary with separate assets and liabilities, management, results of operations, employee base and facilities.

INVESTMENTS

The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company records held- to-maturity investments at amortized cost. The Company has the positive intent and ability to hold these investments to maturity. Below is a table of held-to-maturity investments as of January 31, 1997:

Held-to-Maturity Investments:
                                 Amortized     Unrealized     Unrealized     Market
                                 Cost          Gains          Losses         Value
Issues
Maturities less than 1 year:
U.S. Treasury Securities         $ 199,646     $  -           $  (1,102)     $ 198,544
Mortgage Backed Securities         793,750        6,930                        800,680
Total Investments                $ 993,396     $  6,930       $  (1,102)       999,224

Below is a table of held-to-maturity investments as of April 30, 1996:

                                 Amortized     Unrealized     Unrealized     Market
                                 Cost          Gains          Losses         Value
Issues
Maturities less than 1 year:
U.S. Treasury Securities         $3,000,000    $  6,250       $    (620)    $3,005,630
Mortgage Backed Securities        2,793,750      26,560                      2,820,310
Municipal Securities              1,998,125       7,190          (3,125)     2,002,190
Total Investments                $7,791,875    $ 40,000       $  (3,745)    $7,828,130

Available-For-Sale Investment - The Company records available-for- sale investments at fair value. At January 31, 1997 and April 30, 1996 respectively, the Company held an investment in an equity security that had a readily determinable fair value of $696,904 and $862,500, resulting in a decrease in unrealized gain, net of taxes, in available-for-sale investment during the first nine months of fiscal 1997 of $112,174.

INVENTORIES

Inventories are classified as follows:

                                   January 31,          April 30,
                                   1997                 1996
Raw materials and supplies         $ 5,530,937          $ 8,497,766
Work in process                     10,701,693            3,210,704
Finished goods                       5,419,034            6,299,953

Total inventories                   21,651,664           18,008,423

Less non-current inventories        12,114,148            9,499,450

Current portion of inventories     $ 9,537,516          $ 8,508,973

LONG TERM DEBT
Long term debt consists of the following:

                                                                          January 31,         April 30,
                                                                          1997                1996
Note payable to former stockholders of Shuster, with interest of 5.5%, due and payable on July 19, 1996, collateralized by a certificate of
deposit for $582,349.                                                                         $549,135

Note payable to bank with interest at 10.0% per annum, payable in monthly installments including interest of $605 and due January 2025,
collateralized by land.                                                                         68,430

Capital lease obligations for vehicles and equipment with monthly payments ranging from $199 to $3,061 and interest rates ranging from
7.9% to 15.4%.                                                            $ 79,400             143,380

Obligations to Shuster employees as part of the acquisition
settlement.  (see below)                                                   213,328              77,256
                                                                           292,728             838,201
Less current portion                                                       151,553             623,279
Long term debt                                                            $141,175            $214,922

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

MAJOR CUSTOMERS

Below is a table showing revenues and percentage of total revenues recognized from major customers in three and nine months ended January 31, 1997 and 1996.

                             Three months ended                       Nine months ended
                             January 31,                              January 31,
Revenues:                    1997           1996                      1997           1996
         Customer A          $2,550,000                               $2,550,000
         Customer B             910,800                                1,325,623
         Customer C                                                    2,185,999     $2,463,279
         Customer D           1,137,500                                1,137,500

Percent of Total Revenues:
         Customer A               32.00%                                   13.60%
         Customer B               11.40%                                    7.10%
         Customer C                                                        11.70%         21.60%
         Customer D               14.30%                                    6.10%

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental Cash Flow Information - The amounts paid by the Company for interest are as follows:

                   Three months ended        Nine months ended
                     January 31,               January 31,
                   1997       1996           1997       1996
Interest           $ 1,743    $ 15,423       $ 16,728   $ 41,100

Effective July 21, 1995, the Company acquired all of the stock of Shuster for $3,959,515 in cash and $621,953 in notes.
Subsequent adjustments have increased the purchase price by $146,008.

The net assets purchased were as follows:

Current assets                  $ 1,884,353
Property and equipment              684,840
Long-term assets and goodwill     2,798,238
Current liabilities                (541,824)
Long-term liabilities               (98,131)
Net assets                      $ 4,727,476

Part 1, Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company realized a small profit in the third quarter of fiscal 1997, the first time in nine quarters. As compared to the third quarter in the previous fiscal year, total revenues increased 124%, gross margin improved to 31% of total revenues from 7%, operating expenses increased by 14% and results from continuing operations showed income of $13,914 compared to a loss of $1,188,404 in the prior fiscal year.

These dramatic improvements were primarily the result of third quarter sales of bulk paclitaxel to two new customers. On November 7, 1996, the Company signed a contract with a European pharmaceutical firm to supply GMP (Good Manufacturing Practices) bulk paclitaxel in Europe and Eastern Europe over a three year period. The value of the contract is estimated to be $11,000,000. Shipments of bulk paclitaxel to this customer commenced during the quarter ended January 31, 1997. In addition, sales of bulk paclitaxel were made to another new customer for use in its development efforts. The Company does not have a long term supply agreement with this customer at the present time and future product shipments to this customer are not certain.

These additional revenues from the sale of bulk paclitaxel in the third quarter of fiscal 1997 were realized sooner than the Company originally anticipated. As a result, the profitable operating results from continuing operations reflected in the quarter end January 31, 1997 are not expected to be repeated in the fourth quarter of fiscal 1997. Management believes that the Company can attain a break-even run rate by the end of the fourth quarter of fiscal 1997; however, there can be no assurance of when profitability will again be realized.

On November 14, 1996, the Company signed a three year contract to supply RoseOx[Trademark], a new anti-oxidant nutraceutical product, to a manufacturer of vitamins and food supplement products. This contract has an estimated value of $12,700,000. The Company began shipping product under this contract during the quarter ended January 31, 1997.

On September 13, 1996, the Company adopted plans to sell substantially all of the net assets of its secondary forest products subsidiary, Hauser Northwest, Inc., d/b/a Ironwood Evergreens (Ironwood). On October 11, 1996, this sale was completed. The Company recorded the estimated loss on the disposal of this segment in the quarter ended July 31, 1996 and adjusted the estimate in the quarter ended October 31, 1996 to reflect the final sale. There were no transactions associated with this disposal in the third quarter of fiscal 1997. Revenues for Ironwood were $2,946,656 in the three months ended January 31, 1996 and were $2,526,351 and $6,137,545 in the nine months ended January 31, 1997 and 1996, respectively.

The following is a discussion of the Company's activities in its continuing operations.

PHARMACEUTICALS

On May 12, 1994, the Company entered into a multi-year, worldwide and mutually exclusive Supply Agreement (Supply Agreement) with American Home Products ("AHP"), formerly American Cyanamid Company, whereby the Company will supply bulk paclitaxel to AHP. On that same day, the Company and AHP also entered into the R&D Agreement which called for the two companies to cooperate in the research and development of new products derived from naturally or synthetically produced taxanes.

The research and development program, which had an initial two year term, was funded by AHP. This program, and its associated funding, ended in May 1996. The expiration of the R&D Agreement did not have a material impact on the financial position or operations of the Company. The R&D Agreement called for the two companies to cooperate in a mutually exclusive manner in a research and development program funded by AHP which was designed to develop new products derived from naturally or synthetically produced taxanes. During the two year term of the program, several taxanes were evaluated and submitted for in vitro pre- clinical testing. AHP has the right to review any products derived by the Company from naturally or synthetically produced taxanes during the one year period after expiration of the R&D Agreement (May, 1997). No products have been identified for development by the parties at this time.

The Company has been supplying bulk paclitaxel to AHP on a two- part formula price basis which includes an initial minimum payment upon shipment of the bulk paclitaxel and a subsequent final payment, in the form of a royalty, when AHP sells finished products which contain the bulk paclitaxel. The contract calls for certain minimum purchase requirements (which are subject to variation based upon the Company's production costs) which are expected to result in aggregate minimum payments of approximately $9,000,000 during the first three years (ending August 1997). The minimum aggregate payments are nonrefundable subject only to traditional product warranty criteria.

The contract also called for advance purchase payments totaling up to $3,400,000 contingent upon the following milestones being met: the first filing of a product registration for a finished product anywhere in the world, first approval of such product registration, the first filing of such a product registration in the United Kingdom, Germany or France, upon approval of such foreign product registration, upon filing of such product registration with the Food and Drug Administration ("FDA") and upon approval of such FDA registration. Amounts otherwise payable to the Company by AHP as royalties when finished products are sold will be reduced by as much as 30% in any calendar year until such reductions aggregate advance purchase payments previously made. The unearned advance payments received by the Company are included as deferred revenue in other liabilities on the balance sheet.

In the third quarter of fiscal 1997, the Company sold bulk paclitaxel to AHP for its development needs, including final product formulations and clinical trials. While difficult to predict the exact timing, the Company's management expects that regulatory approval to sell paclitaxel in at least one country will be obtained by AHP in calendar year 1997.

During the quarter ended January 31, 1997, the minimum shipments of paclitaxel provided for in the Supply Agreement were made to AHP and continued minimal requirements for sales are expected to be fulfilled through approximately August, 1997. Revenues under the Supply Agreement with AHP totaled $436,390 in the third quarter of fiscal 1997 and $2,185,999 in the nine months ended January 31, 1997.

During the first quarter of fiscal 1997, AHP notified the Company of its decision to maintain exclusivity of the supply of paclitaxel from Hauser in the United States and Canada. In addition, AHP released its exclusive supply position in the rest of the world. Currently, the parties are negotiating terms of an amended contract.

On November 7, 1996, the Company signed a contract with a European pharmaceutical firm to supply GMP bulk paclitaxel in Europe and Eastern Europe. The value of this contract is estimated to be $11,000,000 and has an initial three year term. The agreement is mutually exclusive to both parties, except for the Company's existing obligation to supply paclitaxel to AHP in Europe and Eastern Europe, which obligation is pursuant to the Company's existing contract. The European firm intends to purchase from the Company all supplies of GMP bulk paclitaxel for its total market needs in Europe.

The Company completed its production of sanguinaria extract for Colgate during the third quarter of fiscal 1997. Sanguinaria extract, a natural antimicrobial, is the key ingredient in Colgate's Viadent[Registered Mark] toothpaste and oral rinse products. Shipments totaling $143,104 were made during the quarter ended January 31, 1997 to complete product shipment requirements under the contract with Colgate. The expiration of this contract will not have a material impact on the operations of the Company.

NATURAL INGREDIENTS

Nutraceuticals - In the quarter ended January 31, 1997, sales of nutraceutical products were $1,127,944, and were sold to a variety of customers. This represents a 334% increase over nutraceuticals revenues in the third quarter of the prior fiscal year. The term nutraceuticals is used to identify the broad range of natural, healthful products that are used to supplement the diet by increasing the total dietary intake of important nutrients. The United States market for herbal and botanical supplements is estimated to be $2.3 billion and is growing at over 20% per year, according to industry sources. The Company's current products include liquid and dry herbal extracts of echinacea, valerian, Siberian ginseng, panax ginseng, rosemary, goldenseal and chamomile. Management believes that the Company's expertise in the production of special products from natural sources and its extensive regulatory experience position it well in this market area. However, management is unable to predict the amount of future revenues from these nutraceutical products.

On November 14, 1996, the Company signed a three year contract to supply RoseOx[Trademark], a new anti-oxidant nutraceutical product, to D&F Industries, a manufacturer of vitamin and food supplement products. The value of this contract is estimated to be $12,700,000. The Company has granted this customer certain rights to use the RoseOx[Trademark] and RoseOx 660[Trademark] trademarks for use in the nutraceutical dietary supplement and cosmetic markets. The Company began shipping product under this contract during the quarter ended January 31, 1997.

Natural Flavor Extracts - The Company manufactures, markets and sells natural flavor extracts. The extracts are marketed under the Company's brand name NaturEnhance[Trademark] Flavor Extracts. Revenues in the nine months ended January 31, 1997 increased 40% over the same period last year. Competition for products in the flavor extract market is based on flavor quality and concentration, availability, customer service, and price. Many of these factors are beyond the direct control of the Company.

Natural Food Ingredients - Food ingredients are products which perform a function in foods, such as preservatives, stabilizers, colorants, antioxidants, and nutritional additives. The Company's objective is to build a quality line of products generating revenues and profits as a leader in the development, manufacture and sales of natural food ingredients.

For the past two years, the Company engaged in process development efforts on natural beta carotene, a new product for the Company, which is sold into the healthcare products and food ingredients markets as a colorant, antioxidant and a nutritional supplement. The beta carotene market represents $100 million in annual worldwide sales, according to industry sources. In fiscal 1995, the Company established a joint venture relationship (BetaPharm) with Cyanotech with the intent to manufacture, market and sell natural beta carotene.

During the first quarter of fiscal 1997, the Company received notification from Cyanotech that it had decided to end its participation in the BetaPharm joint venture project. Cyanotech has decided to apply its resources to its own proprietary products. The Company believes that the results of the research over the past two years have been encouraging and the demand for natural beta carotene continues. The Company and Cyanotech are working on an agreement whereby Cyanotech will be available in a technical advisory role on the growing and harvesting of microalgae for the BetaPharm project should Hauser elect to enter this market alone or with another partner.

Pursuant to the terms of the joint venture, Cyanotech will grant an exclusive, perpetual, royalty-free, worldwide license of the Cyanotech Technology (as defined in the joint venture agreement) to make, have made, use and sell the products, in consideration for the payment of aggregate out-of-pocket expenses incurred by Cyanotech on the joint venture project since August 1, 1994 (estimated to be approximately $400,000). The Company has completed the pilot project and is evaluating whether or not to acquire the Cyanotech Technology license and proceed with the final commercialization phase. As construction and funding of the facilities are required for commercialization, it is expected that the evaluation will take approximately six more months.

Minimal revenue from natural food ingredients products was recognized in the third quarter of fiscal 1997, but shipments are expected to increase in the remainder of fiscal 1997 because of increased interest expressed by potential customers. However, management is unable to predict the timing and amount of future revenues from natural food ingredients products.

TECHNICAL SERVICES

Technical Services, which includes Shuster and Chemistry and Engineering Laboratory Services of Hauser, experienced revenue growth in the first nine months of fiscal 1997 of almost 7% over the same period in fiscal 1996, primarily as a result of the acquisition of Shuster. Management believes that demand for technical services provided by the Company will continue and expects this service group to continue to grow.

As part of its dedicated effort to find new sources of revenue through business development activities with new customers or by acquisition, the Company acquired all of the stock of Shuster effective July 21, 1995 for approximately $4,700,000 in cash and notes plus a performance based earnout for meeting certain milestones over the next five years. Shuster, a consumer research and development firm and contract laboratory with headquarters in the Boston area and another facility in the Atlanta area, has developed a reputation for delivering high quality services over the past forty years.

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

DISCONTINUED OPERATIONS

During the first and second quarters of the current fiscal year, certain events occurred which had significant negative impacts on the Company's secondary forest products business. The European greens market, a significant portion of Ironwood's customer base, became more confused and unpredictable. Shipment of certain expected tropical greens products was delayed and, therefore, sales were not consummated during this time period. In addition, the number of competitors for raw material sourcing in the United States has increased dramatically over the past three years and, when combined with unpredictable weather patterns during the last six months, has caused higher raw material costs to the Company for its greens business. These higher raw material costs could not be passed on to the European customers as the European greens business was highly price competitive and unpredictable. Further, the Company determined that on-hand quantities of yew bark and alternative supplies of cultivated yew trees were sufficient for the Company's needs to produce bulk paclitaxel.

Ironwood's operating results during the first and second quarters of fiscal 1997 were unacceptable and well below management's expectations, especially in light of corrective measures imposed over the past nine months. Ironwood's operating loss in the six month period ended October 31, 1996 was $846,232.

Because of the foregoing, and in order to retain cash for its core businesses and improve the Company's operating position going forward, management decided on September 13, 1996 that this business should be sold. This sale was completed on October 11, 1996. The results for the nine months ended January 31, 1997 include a non- recurring write-down of the Ironwood Evergreens business to its fair market value.

The original acquisition of Ironwood enabled the Company to retain its bark harvesting capabilities in the Pacific Northwest, thereby significantly reducing the cost of bark collection. Over three collection seasons, Ironwood reduced the cost of collection by $2.5 million compared to original estimates.

The Company received cash of $250,000, a promissory note of $400,000 and a basic earnout of no more than $550,000. The earnout is based upon 75% of the buyer's net cash flow (if any) derived from the business for the four year period ending December 31, 2000. An additional earnout of 5% of the excess (if any) of net cash flow over the projected net cash flow in the buyer's five year plan is available to the Company. The maximum additional earnout is $400,000.

RESULTS OF OPERATIONS:
                                     Three months ended               Nine months ended
                                     January 31,                     January 31,
                                  1997            1996            1997            1996
Total revenues                    $ 7,957,716     $ 3,557,836     $18,762,715     $11,420,124
Gross margin                        2,502,184         247,313       3,312,018        (546,472)
Research and development              422,984         397,600       1,656,182       1,286,787
Sales and marketing                   458,461         229,213       1,212,656         715,471
General and administrative          1,718,685       1,656,784       4,203,566       4,414,828
Loss from operations                  (97,946)     (2,036,284)     (3,760,386)     (6,963,558)
Income (loss) from continuing
    operations before taxes            19,325      (1,828,734)     (3,357,604)     (6,176,756)
Income (loss) from continuing
    operations                         13,914      (1,188,404)     (2,417,654)     (4,014,538)
Loss from discontinued operations    (518,007)     (3,056,047)     (1,045,271)
Net income (loss)                      13,914      (1,706,411)     (5,473,701)     (5,059,809)
Income (loss) per share -
    continuting operations               0.00           (0.11)          (0.23)          (0.39)
Income (loss) per share -
    discontinued operations             (0.05)          (0.30)          (0.10)
Net income (loss) per share           $  0.00       $   (0.16)      $   (0.53)       $  (0.49)
Number of weighted shares
    outstanding                    10,800,029      10,344,007      10,405,818      10,337,953



Percentage Relationship to Total Revenues

                                Three months ended       Nine months ended
                                January 31,              January 31,
                                1997     1996            1997       1996
Total revenues                  100.0 %  100.0 %         100.0 %    100.0 %
Gross margin                     31.4 %    7.0 %          17.7 %     (4.8)%
Research and development          5.3 %   11.2 %           8.8 %     11.3 %
Sales and marketing               5.8 %    6.4 %           6.5 %      6.3 %
General and administrative       21.6 %   46.6 %          22.4 %     38.7 %
Loss from operations             (1.2)%  (57.2)%         (20.0)%    (61.0)%
Income (loss) from continuing
  operations before taxes         0.2 %  (51.4)%         (17.9)%    (54.1)%
Income (loss) from continuing
  operations                      0.2 %  (33.4)%         (12.9)%    (35.2)%
Loss from discontinued
  operations                             (14.6)%         (16.3)%     (9.2)%
Net income (loss)                 0.2 %  (48.0)%         (29.2)%    (44.3)%


Balance Sheet
                            January 31, 1997         April 30, 1996
Working capital             $ 27,982,565             $ 32,076,509
Property and equipment, net   22,402,249               25,526,727
Total assets                  69,724,943               74,855,599
Net stockholder's equity      64,774,202               70,183,619

CONTINUING OPERATIONS:

REVENUES. Total revenues increased 123% to $7,957,716 in the third quarter of fiscal 1997 from $3,557,836 in the third quarter of fiscal 1996 primarily due to increased revenues of pharmaceutical and nutraceutical products partially offset by reduced revenues in technical services. Total revenues in the first nine months of fiscal 1997 were $18,762,715, an increase of 64% over the same period last year of $11,420,124. This increase was primarily due to increased sales of pharmaceutical and nutraceutical products and the acquisition of Shuster.

A breakout of the Company's revenues by product and service groupings for its continuing operations is as follows:

                                 Three months ended          Nine months ended
                                 January 31,                 January 31,
Revenues                         1997         1996           1997          1996
Pharmaceuticals                  $4,266,995   $  584,963     $ 7,038,894   $ 3,590,701
Natural ingredients products
  (includes nutraceuticals,
   natural flavor extracts and
   food ingredients)              1,518,734      587,795       5,001,301     1,543,663
Technical services (includes
   chemistry and engineering
   services and Shuster)          2,171,987    2,385,078       6,722,520     6,285,760
                                 $7,957,716   $3,557,836     $18,762,715   $11,420,124

Pharmaceuticals:
Revenues from pharmaceuticals products in the third quarter of fiscal 1997 increased 629% compared to the third quarter of fiscal 1996. Revenues for the first nine months of fiscal 1997 increased 96% over the same period in the previous fiscal year. This was due to increased sales of paclitaxel to two new customers. The Company signed an agreement with a European customer in November, 1996 to supply bulk paclitaxel over a three year period and began shipments to this customer during the quarter ended January 31, 1997. In addition, the Company shipped bulk paclitaxel to another customer during the third quarter of fiscal 1997 for use in its development efforts. The Company does not have a long term supply agreement with this customer and future sales of bulk paclitaxel to this customer are not certain.

The Company recognized revenues of $143,104 for the shipment of sanguinaria extract to Colgate during the third quarter of fiscal 1997 as compared to revenues of $233,929 in the same period last year. For the nine months ended January 31, 1997, sales of sanguinaria extract totaled $740,011 compared to $458,809 in the nine months ended January 31, 1996. Shipments of sanguinaria extract in the third quarter of fiscal 1997 completed the requirements of the Company's contractual obligations with Colgate, and the Company does not expect additional orders in the foreseeable future.

Natural ingredients:
Natural ingredients product revenues increased 158% in the third quarter of fiscal 1997 and 224% in the first nine months of fiscal 1997 compared to the same periods last year. The increase is primarily attributable to success in selling nutraceutical products as revenues were $1,127,944 in the quarter ended January 31, 1997 compared to revenues of $259,922 in the quarter ended January 31, 1996. Nutraceutical product revenues were $3,468,821 in the nine months ended January 31, 1997 compared to $457,002 in the same period last year. In addition, revenues from natural flavor extracts were $300,961 and $1,493,437 in the three and nine months ended January 31, 1997, respectively, compared to $327,873 and $1,029,661 in the three and nine months ended January 31, 1996, respectively. The year-to-date increase was the result of higher sales of natural flavor extracts to the beverage industry. Revenues from these natural flavor extract sales are not expected to increase in the fourth quarter of fiscal 1997 due to seasonality.

Technical Services: Technical services revenues were $2,171,987 in the third quarter of fiscal 1997 compared to $2,385,078 in the same quarter of fiscal 1996, a decrease of 9%. This decrease is due to the reduction of contract work for one particular customer at Shuster. Technical Services revenues increased almost 7% in the nine months ended January 31, 1997 compared to the same period in the last fiscal year primarily because the acquisition of Shuster occurred in July, 1995 which resulted in consolidating only ten months of revenues in fiscal year 1996.

GROSS MARGIN. Gross margin in the third quarter of fiscal 1997 was 31% of total revenues as compared to 7% in the same quarter of fiscal 1996. Gross margin in the nine months ended January 31, 1997 was approximately 18% of total revenues compared to approximately negative 5% in the same period last year. The improvement is mostly due to the sales of paclitaxel to two new customers in the quarter ended January 31, 1997 which generated significant gross margins. Offsetting this were gross margins on paclitaxel sales to AHP which are currently low in anticipation of future royalties. Gross margins on nutraceutical products vary greatly because of product mix. The Company recognized only moderate gross margins from the sale of nutraceutical products during the third quarter of fiscal 1997. In addition, the Company is incurring high overhead costs in relation to its current sales levels in anticipation of growth in other product lines. Management continues to concentrate on sales and manufacturing operations with the goal of generating improved gross margins.

OPERATING EXPENSES. Research and development expenses were $422,984 in the third quarter of fiscal 1997 compared to $397,600 in the third quarter of fiscal 1996, an increase of 6%. In the first nine months of fiscal 1997, research and development expenses of $1,656,182 were almost 29% higher than the same period in fiscal 1996. The increase in research and development costs is related to various projects including development of natural beta carotene and research in using cultivated yew trees as the next source of paclitaxel. The Company intends to actively continue research and development efforts.

Sales and marketing expenses in the three and nine months ended January 31, 1997 were $458,461 and $1,212,656, respectively, compared to $229,213 and $715,471, respectively, in the three and nine months ended January 31, 1996. The increase represents the Company's accelerated efforts to market new products, particularly in the areas of pharmaceuticals, nutraceuticals and natural food ingredients. In addition, fiscal 1997 sales expenses include, for the first time, payments of commissions to internal salespeople and external distributors.

General and administrative expenses were $1,718,685 in the quarter ended January 31, 1997, a 4% increase over the same quarter last year. Included in this expense is a charge of $345,000 for the modification of certain production facility assets. Without this charge, general and administrative expenses would have decreased from the third quarter of fiscal 1996 by 17%. For the nine months ended January 31, 1997, general and administrative expenses of $4,203,566 were almost 5% lower compared to the same period last year. These decreases are the result of management's continued efforts to reduce general and administrative costs where appropriate.

INTEREST INCOME. Interest income was $119,014 in the third quarter of fiscal 1997 compared to $221,831 in the same quarter of fiscal 1996. Interest income was $419,510 and $817,827 in the nine months ended January 31, 1997 and 1996, respectively. The decrease is due to less invested capital.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Total cash and cash equivalents plus short-term investments were $8,504,603 at January 31, 1997 compared to $15,220,627 at April 30, 1996. The decrease is due primarily to expenditures for the harvesting of Pacific yew bark, capital expenditures, raw material purchases for new product areas, and other general working capital requirements. The Company has a line of credit totaling $1,500,000 which expires on September 30, 1997 and is used primarily for letters of credit related to raw material purchases. As of January 31, 1997, $1,500,000 was available for use under this line of credit. In addition, the Company filed for income tax refunds of approximately $1,300,000 and received those funds subsequent to January 31, 1997. The Company believes that cash reserves, funds generated from operations, including the tax refund, and available borrowings from the line of credit will be sufficient to fund the Company's operations through at least the next twelve months.

To further assure that the Company has sufficient available funds, management has been negotiating with a bank to secure a working capital line of credit. On March 4, 1997, the Company received a letter of commitment from the bank to provide a line of credit totaling $8,000,000. While the final terms of the credit facility are not yet complete, it is expected that the borrowing base will consist of eligible accounts receivable, inventory and fixed assets. Management believes negotiations with the bank will be complete, and funds under this line of credit will be available, during the fourth quarter of fiscal 1997.

Management believes that the combination of cash reserves, working capital lines of credit, and business opportunities discussed earlier, including the new contracts secured by the Company, will be sufficient to meet the liquidity needs of the Company on a long-term basis.

WORKING CAPITAL. Working capital as of January 31, 1997 was $27,982,565 compared to $32,076,509 as of April 30, 1996. This decrease is primarily attributable to the use of cash and cash equivalents plus short-term investments for the harvest of Pacific yew tree bark, which has been classified as non-current inventory. Non- current inventories reflect the portion of total inventories which are not expected to be sold in the next twelve months. In addition, working capital decreased by $1,287,749 as a result of the write-down related to the discontinued operations of Ironwood.

PROPERTY AND EQUIPMENT. Purchases of property and equipment in the first nine months of fiscal 1997 totaled $1,326,693. This was primarily the result of upgrades to manufacturing equipment for the production of nutraceuticals and food ingredients products.

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

Part 2

Item 1.        Legal Proceedings.
               None

Item 2.        Changes in Securities.
               Effective December 3, 1996, the Company was reincorporated in the State of Colorado. As a result of that action, each share of $.001 par value common stock of Hauser Chemical Research, Inc., a Delaware corporation, was immediately converted into one shares of $.001 par value common stock of Hauser, Inc., a Colorado corporation. The terms of the Colorado common stock are identical to those of the Delaware common stock. Under Colorado law, shareholders are entitled to appraisal rights in connection with the lease, sale, exchange, transfer or other disposition of all or substantially all of the assets of a corporation made in the usual or regular course of its business. In addition, shareholders of a Colorado corporation being merged into a surviving corporation or being consolidated into a new corporation are also entitled to appraisal rights. Delaware law does not recognize appraisal rights if the shares of the merged corporation are listed on a national securities exchange or designated as a national market system securities on an interdealer quotation system by NASDAQ.

Item 3.    Defaults Upon Senior Securities.
           None

Item 4.    Submission of Matters to a Vote of Security
           Holders.
           The Company's annual meeting of shareholders was held on November 14, 1996.

           The shareholders voted upon a proposal to (a) reincorporate the Company under the laws of the State of Colorado so that the expense of the Delaware franchise tax is eliminated; and b) change the name of the Company to Hauser, Inc.

           The shareholders approved the proposal by the following action:

Votes For:       6,896,483
Votes Against       27,988
Shares Withheld  2,651,105

     In addition, the following eight directors were re-elected to serve as directors of the Company for the following year: William E. Coleman, Stanley J. Cristol,
Randall J. Daughenbaugh, Ray L. Hauser, Christopher W. Roser,
Robert F. Saydah, Dean P. Stull and Bert M. Tolbert.

       The votes cast for and against or withheld as to each director nominee is as follows:


Director                    For           Against/Withheld
Dean P. Stull               9,324,052     251,525
Randall J. Daughenbaugh     9,482,954     92,622
Stanley J. Cristol          9,493,688     81,888
Ray L. Hauser               9,321,732     253,844
Bert L. Tolbert             9,496,184     79,392
William E. Coleman          9,509,936     65,640
Christopher W. Roser        9,325,707     249,869
Robert F. Saydah            9,473,109     102,467


Item 5.    Other Information.
           None

Item 6.    Exhibits and Reports on Form 8-K.

     (a)  The following Exhibits are filed as part of this
Report:
           2.01 Certificate of Merger filed in the State of Delaware on December 2, 1996.

           3.01 Articles of Incorporation of the Company filed in the State of Colorado on November 21, 1996.

           3.02  Colorado Bylaws of the Company dated December
1, 1996.

     (b)   A Form 8-K was filed by the Company on January
30,1997, reflecting a change in accountants.

                               FORM 10 Q

                              SIGNATURES

Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAUSER, INC.


Date:  March 14, 1997
/s/ Dean P. Stull
    Chairman of the Board, Chief Executive
    Officer, and  President

Date:  March 14, 1997
/s/ David I. Rosenthal
    Chief Financial Officer and Treasurer