Form 10-K
period 1997-04-30
HAUSER CHEMICAL RESEARCH INC
filed 1997-07-24
CIK 773723

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended April 30, 1997

[ ]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the fiscal year ended ____________________

     Commission File No. 0-17174

                               HAUSER, INC.
     (formerly HAUSER CHEMICAL RESEARCH, INC.)
     (Exact name of Registrant as specified in its charter)

Colorado                                            84-0926801
(State or other jurisdiction of                     (I.R.S.
incorporation or organization)          Identification Number)

5555 Airport Blvd., Boulder, Colorado                80301
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number,
including area code:                             (303)443-4662

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-K or any amendment to this Form 10- K.  [   ]

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                      $65,592,553, as of June 1, 1997

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value                  10,419,028
             Class               Outstanding at April 30, 1997

DOCUMENTS INCORPORATED BY REFERENCE: DEFINITIVE PROXY
STATEMENT FOR THE 1997 ANNUAL SHAREHOLDERS' MEETING TO BE
FILED WITH THE COMMISSION AND INCORPORATED BY REFERENCE INTO
PART III.

PART I

Item 1.  Business

DESCRIPTION OF HAUSER, INC.

Hauser, Inc., ("Hauser" or the "Company") was incorporated under the laws of the State of Colorado in December 1996, under the name Hauser, Inc. as the successor company to a Delaware corporation (Hauser Chemical Research, Inc.) formed in 1983. The Company's principal offices are located at 5555 Airport Boulevard, Boulder, CO 80301. Its telephone number is
(303) 443-4662. All references to "Hauser" in this Form 10-K mean Hauser, Inc. and its subsidiaries, unless the context otherwise requires.

In January 1990, the Company acquired Hauser Laboratories, Inc. to expand the interdisciplinary laboratory testing and chemical engineering skills of its Technical Services business unit. In that same year the Company formed Hauser Northwest, a wholly-owned subsidiary, to facilitate the collection of yew bark to be used in one of its products, paclitaxel. In May 1994, Hauser Northwest acquired substantially all of the net assets of Ironwood Evergreens, Inc. ("Ironwood"), an Olympia, Washington-based company. This acquisition gave Hauser four business units: Pharmaceuticals, Natural Ingredients, Technical Services, and Secondary Forest Products operating in three industry segments: Natural Products, Technical Services and Secondary Forest Products. In July 1995, in order to again expand the skill base of the Company's Technical Services business unit, the Company acquired 100% of the stock of Shuster Laboratories, Inc. ("Shuster", formerly Herbert V. Shuster, Inc.), an independent consumer products research and development firm and contract laboratory based in Quincy, Massachusetts and Atlanta, Georgia. In October, 1996, the Company sold the net assets of Ironwood.

For the three years prior to fiscal 1995, substantially all of the revenue, profitability and cash flow of the Company came from the production and sale of paclitaxel to Bristol-Myers Squibb Company ("Bristol") under a contract, as amended. Beginning in fiscal 1995, as a result of the expiration of an exclusive supply contract with Bristol, the Company redirected its focus to expanding and strengthening its expertise and experience in its identified market areas. Through fiscal 1997, the Company has continued this business strategy.

Today, Hauser's business units include Pharmaceuticals, Natural Ingredients, and Technical Services operating in two industry segments: Natural Products and Technical Services. The Company continues to invest its technology and financial resources in order to strengthen its position as a leader in the development, manufacturing and marketing of special products from natural sources.

DESCRIPTION OF BUSINESS UNITS

Natural Products

Pharmaceuticals

The principal business of the Company's pharmaceuticals unit is the development, manufacture, and sale of pharmaceutical products.

This business unit's primary product is paclitaxel, a non-patented compound which first exhibited promising results in the treatment of ovarian, breast and other cancers in clinical trials sponsored by the National Cancer Institute ("NCI"). Paclitaxel is an anti-tumor agent that has shown broad spectrum activity against several types of cancer, most notably refractory ovarian and refractory breast cancer. It is an anti-microtubule agent and is the first of a new class of potential anti-tumor compounds. Microtubules are intracellular structures that play a key role in cell division and the maintenance of cell shape, cell motility and intracellular transport. Paclitaxel's mechanism, by which it attacks cancer cell division processes (cell mitosis), is novel and distinct from all previously discovered cytotoxic agents.

Hauser produced paclitaxel first for NCI, and then for Bristol. In August 1991, the Company signed a supply agreement with Bristol which expired on August 14, 1994. In May 1994, the Company entered into a multi-year Supply Agreement with American Home Products ("AHP") to supply bulk paclitaxel to that company through 2004. In November 1996, a supply contract was signed with Yew Tree Pharmaceuticals ("Yew Tree") for sales of paclitaxel in Europe.

Natural Ingredients

Nutraceuticals - During fiscal 1995, Hauser began development of a new product line, "Nutraceuticals". Shipments commenced in the first quarter of fiscal 1996, and these products are currently being marketed by the Company's internal marketing and technical staff with the support of a sales agency.

Nutraceuticals is a term used to denote the broad range of healthful natural products used to supplement the diet. The United States market for herbal and botanical supplements is estimated to be $2.3 billion and is growing at over 20% per year, according to industry sources.

Hauser's nutraceutical products are dietary supplements which may be consumed as supplements in liquids, capsules, or tablets, or as ingredients in processed foods. Hauser's nutraceutical products are distinguished by the Company's Certified Assay[TradeMark], which guarantees the customer measured concentrations (the assay) of one or more selected marker compounds in the final product. Certified Assay[TradeMark] assumes that the level of the marker compound is representative of the botanical's natural ratio.

Natural Flavor Extracts - The Company manufactures, markets and sells natural flavor extracts. The extracts are marketed under the Company's brand name NaturEnhance[TradeMark] Flavor Extracts. Industry sources estimate the production of flavor ingredients at $3.0 billion per year worldwide. The flavor industry has traditionally utilized a large number of flavors derived exclusively from natural sources. According to industry sources, natural flavors account for approximately 70% of the flavor market today. The Company believes there is a continuing trend in the United States toward use of natural products. This appears to be due to both an increased government focus on requirements regarding food package labeling and consumer preference for all-natural foods. The emerging market for ready-to- drink beverages is an example of a rapidly growing business unit using natural flavors and botanical extracts.

Management views its proprietary technology as a powerful tool in flavor extract manufacturing. The Company uses its technology to capture virtually all of the components of a flavor, including the volatile top notes that otherwise may be lost in concentration. This produces an extract superior in quality, flavor and taste to competitive extracts. Hauser produces approximately fifty flavor extract products.

Current extracts sold by Hauser include hibiscus, rosehips, lemongrass, chicory and chamomile for use in ready-to- drink beverages, yogurt, dressings, ethnic foods, teas and other natural products. Hauser is also producing coffee, tea and vanilla flavor extracts for use in beverages, ice cream, yogurt, baked goods, teas, and other applications. Other extracts included in this product line are black pepper, tarragon, basil, sage, thyme, oregano and chili pepper for use in sauces, soups and stews, frozen entrees, juices, salsa and dressings.

Natural Food Ingredients - Food ingredients are products which perform a function in foods, such as preservatives, stabilizers, antioxidants, and nutritional additives.

During fiscal year 1996, the Company began to manufacture commercial scale quantities for inventory and introduced a line of rosemary extracts which protect the flavor and quality of foods and beverages. Oil-soluble and water-soluble oxidation stabilizer products are marketed under the brand name StabilEnhance[TradeMark] and are Kosher, GRAS, and Natural Certified. Although rosemary has been used for centuries to prevent rancidity of fats and oils, the spice's use has been limited by its strong odor and taste, and thus historically has been limited to applications such as Italian sausage where this flavor is acceptable. Hauser's patent pending process minimizes the objectionable flavor components while retaining rosemary's preservative characteristics.

Customer evaluations have indicated that the Company's oil-soluble rosemary extract, StabilEnhance[TradeMark]-OSR, has value- added characteristics: less flavor, less color, better solubility, and better solution clarity than commercial rosemary products currently on the market, all at a competitive price. The Company's water-soluble rosemary extract, StabilEnhance[TradeMark]- WSR, is new to the market. Customer feedback indicates it solves oxidation and stability problems of water-based food products.

Minimal revenue from natural food ingredients products was recognized in fiscal year 1997, but shipments are expected to increase in fiscal year 1998, because of increased interest expressed by potential customers. However, management is unable to predict the timing and amount of future revenues from natural food ingredients products.

Technical Services

Hauser's Technical Services business unit includes Hauser Laboratories and Shuster. Over 3,000 consulting and testing projects for several thousand clients are performed annually. Projects range from multi-year research, development, testing and consulting programs for Fortune 100 companies, to simple water tests for homeowners.

Technical Services generally works with clients in two ways. First, the Company provides routine services to answer customers' technical questions. As such, the Company performs a service based upon standard procedures or methods. The Company is compensated on a fee-for-service basis. In the second case, the Company provides product development and research services on a negotiated fee basis. The Company's business development staff screens the commercial potential of many client sponsored programs, negotiates with clients and establishes appropriate business relationships to expand the profitability of the Company's business. The Company may seek one or a combination of several options including manufacturing rights, royalties, licensing considerations for target markets, equity participation in client operations and unrestricted buy out of the new product or technology. Often, sponsored research yields production opportunities without internally funded research.

The Company offers customers contract research services, as well as process and product development, in a variety of chemical, engineering, and food technology applications. These services may include multiple areas of chemical technology, including custom organic synthesis of new compounds, process simulation, process improvement and scale-up, extraction and purification technology, food technology, and chemical modification of surfaces.

The Company provides specialized analytical services to customers related to a variety of materials including pharmaceuticals, botanicals and medicinals, paints and coatings, plastics, petroleum products and metals. These analyses may involve evaluation of the chemical and physical properties of commercial products such as house paint, polymeric resins, gasoline, crude oil, welded joints, pipe failure, industrial equipment failures, and electronic equipment component failures. The Company is qualified and experienced in a broad range of product failure investigations of a cross-disciplinary nature. The Company is involved in environmentally related projects which include drinking water analysis, waste water analysis, analysis for proprietary pollutants, and evaluation of geomembranes (permanent barriers between the earth and hazardous wastes).

Examples of Technical Services projects that became significant alliances for other business units include production of bulk paclitaxel for Bristol which grew out of work for NCI under the Anti-Tumor Master Agreement, and production of sanguinaria extract for Colgate Oral
Pharmaceuticals ("Colgate").

With the purchase of Shuster, the Company acquired a clientele of nationally known companies in areas that are complementary to the services provided by Hauser Laboratories. Areas of expertise for Shuster include food product development, household chemical formulation, nutritional supplement and pharmaceutical assay and formulation, microbiological assay, Food and Drug Administration ("FDA") labeling and a significant number of related areas focused on consumer products.

The Company believes there are opportunities to leverage the compatibility and reputations of the Hauser Laboratories and Shuster for increased profitability.

DISCONTINUED OPERATIONS

Secondary Forest Products -

Ironwood Evergreens: Reference is made to Part 2, Item 7
Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K Annual Report.

TRADE SECRETS, PATENTS, AND TRADEMARKS

Proprietary protection for the Company's technology and body of knowledge is extremely important to Hauser's business. The Company relies on patents, trade secrets, and confidentiality agreements, as well as continuing technological innovation, to develop and maintain its competitive position. Management believes the Company has established a distinct competitive advantage with its proprietary technologies and sophisticated knowledge of the extraction and purification of natural products. This expertise enables the Company to produce certain products which management believes could not be duplicated without the use of the Company's technologies. The end products processed by the Company are typically at higher yield, better quality and lower cost than those produced solely by conventional methods.

The Company has developed numerous proprietary technologies to process natural raw materials and produce specialized natural products. The Company's expertise in analyzing, identifying and measuring low concentration compounds, occurring in natural materials and in process streams, is important to raw material analysis, process development, and process and quality control. Designing a particular process application involves selecting the most appropriate processing steps, determining the proper sequence, and establishing optimum temperature, pressure, solvent and other parameters for each process step. The Company develops variations of its processes based on the nature of the raw material used and the specifications of the desired product.

For example, the Company's Dynamic Liquid/Solid Extraction[ServiceMark] (DL/SE[ServiceMark]) isolation process, typically the first step, is particularly effective at producing liquid extracts from solid natural materials, such as roots, bark, seeds and leaves. Relative to conventional methods, DL/SE[ServiceMark] produces a more highly concentrated extract that can be valuable in itself as a product, or alternatively, can simplify the subsequent steps required to isolate an enriched extract or purified natural chemical.

DL/SE[ServiceMark] can capture a broader range of components, such as the top notes of pepper, which improves the quality of the final product. Top notes are the highly-volatile chemical components of an extract, such as a flavor, which can easily evaporate, the loss of which reduces the quality or character of the flavor.

The Company's purification process, Liquid Liquid
Focusing[Service Mark] (LLF[ServiceMark]), is highly versatile and can be used in place of more costly chromatography methods. It is often the method of choice as the second step in a process.

The Company has determined that it would be difficult to adequately police a patent of certain of its proprietary processes; therefore, it has elected to rely on internal procedures and trade secret laws to protect these and other proprietary processing technologies as trade secrets. Disclosure in a patent could be used by third parties in a manner which would not be susceptible to discovery by the Company, so protection against infringement would be difficult. There can be no assurance that others will not independently develop substantially equivalent proprietary information, processes and techniques, or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to its unpatented trade secrets.

The Company protects its proprietary technology and knowledge through established security practices and confidentiality agreements with employees, consultants, strategic industry participants, and technical advisors. Few individuals within the Company possess a full working knowledge of these processes, although a somewhat larger number of key employees and several former employees have some working knowledge of various aspects and applications of these processes. Joint development agreements and consultant relationships generally allow only limited access to Company information, which is protected through confidentiality agreements with the parties involved. Management recognizes that disputes could arise as to proprietary rights should technological information, independently developed by sponsors or consultants, be applied to Company projects.

There can be no assurance that confidentiality agreements or other procedures will provide meaningful protection for the Company's trade secrets in the event of unauthorized use or disclosure of such information. However, in the past, the Company has vigorously defended protection of its trade secrets through the court system, both Federal and State, and believes that it has proven by this means that the Company has viable protectable trade secrets as defined by the Colorado Uniform Trade Secrets Act, C.R.S. Sect. 7-74-101 et seq. Two such cases, now settled, involved the alleged dissemination to unauthorized persons, of Hauser's proprietary process for the extraction and purification of paclitaxel. In addition, there are finite terms on several of the Company's confidentiality agreements with strategic industry participants which the Company may not be able to extend upon expiration.

However, since the Company is continually improving its processes and developing additional technological knowledge relating to the extraction and purification of natural products, management believes that, although the loss of trade secret or confidential status of some portions of its technology or processes could affect it materially and adversely, it would not eliminate the Company's ability to remain competitive.

Patents: Hauser patents technology when appropriate to obtain long-term protection. The Company owns patents for proprietary chemical substances, composition of matter, and manufacturing processes. In addition, many patents are still pending.

Trademarks and Servicemarks: The Company has several trademarks and servicemarks either registered or pending, including Certified Assay[TradeMark],
StabilEnhance[TradeMark], NatureEnhance[TradeMark],
RoseOx[TradeMark] and RoseOx 660[TradeMark]. The servicemark
"Hauser" has been registered to the Company.

SEASONAL ASPECTS OF THE COMPANY'S BUSINESS

There are no significant seasonal aspects to the Company's business. However, the Company has experienced seasonality in the past in its natural flavor extracts product line primarily in advance of the demand for summer beverages in which most of that line's products are used. The seasonality of this one product line from the Natural Ingredients business unit has no material impact on the Company's combined operations.

INVENTORY AND SOURCES AND AVAILABILITY OF RAW MATERIALS

Significant amounts of certain raw materials are purchased into inventory during specified harvest seasons in order for the Company to meet future production schedules. Through the summer of 1996, the Company harvested bark from Pacific yew tree for use in the production of bulk paclitaxel. Hauser is no longer harvesting bark, as the production process to manufacture bulk paclitaxel is being modified to use a different biomass derived from cultivated sources.

During fiscal 1997, the Company completed the extraction of paclitaxel from its remaining bark inventory and will complete the purification process during fiscal 1998. This will provide finished goods inventory of bulk paclitaxel to satisfy expected customer demand for the next two to three years. Management believes that this will also give the Company adequate time to complete necessary modifications for the extraction and purification of cultivated yew trees for future production.

In addition, the Company purchases raw materials for its natural ingredients business when the raw material is available for harvest. This may be well in advance of when production needs will require the material to fulfill customer demands.

Raw materials essential to Hauser's natural ingredients business unit are generally readily available from multiple sources. Any curtailment in the availability of such raw materials could be accompanied by production or other delays and increased raw material costs, with consequent adverse effects on Hauser's business and results of operations. Substantially all such materials are obtainable from a number of sources so that the loss of any one source of supply should not have a material adverse effect on the Company.

However, the Company has contracted with several nurseries for the planting and harvesting of cultivated yew trees for use in the production of paclitaxel. The loss of any one of these suppliers could adversely affect the future operations of the Company.

BACKLOG

Reference is made to Part 2, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K Annual Report.

RENEGOTIATION OF GOVERNMENT CONTRACTS

No material portion of the Company's business is subject to renegotiation of profits or termination of contracts at the election of the government.

CUSTOMERS AND COMPETITION

The Company competes primarily on the basis of process innovation, performance characteristics of its products, pricing, quality of service, and time to market. Further, the products provided by the Company compete with other products in their respective markets.

Pharmaceuticals

For discussion of the Company's two contracts to supply bulk paclitaxel, reference is made to Part 2, Item 7 Management's
Discussion and Analysis of Financial Condition and Results of
Operations of this Form 10-K Annual Report.

Bristol holds exclusive marketing rights in the U.S. for paclitaxel for refractory ovarian cancer until December, 1997. Bristol also has five years of protection from generic drug competition for the first indication, and three years for subsequent indications, each ending in December, 1997. This protection falls under the Drug Price Competition and Patent Term Restoration Act of 1984 ("Waxman-Hatch Act"). This limited exclusivity provides Bristol no protection against the introduction of new compounds, even if they are chemically related. Management believes that Bristol has applied for and received marketing approval for its paclitaxel final product which is produced at its facility in Ireland. Many other companies, including the Company and AHP, are currently poised to enter the U.S. and worldwide paclitaxel market when Bristol's exclusive rights expire.

As discussed in Item 3 Legal Proceedings of this Form 10-K Annual Report, Bristol has named the Company and Yew Tree in a lawsuit, alleging patent infringement in Europe. Bristol has also aggressively applied for and been granted patents related to paclitaxel-based treatments in the United States of America. Such actions by Bristol could substantially reduce the market for the Company's paclitaxel-based products. The Company believes that these actions by Bristol will not be successful, and intends to devote significant resources to ensuring that this market opportunity can be realized. This effort is expected to be substantial and may result in the expenditure of significant Company resources. If the Company is not successful in these efforts, the inventory of paclitaxel valued by the Company as of April 30, 1997 at $14,372,000 may be subject to significant revaluation.

Many of the competitors of the Company's pharmaceutical business unit have significantly greater financial, technical, manufacturing, marketing and other resources than Hauser. In addition, the Company may become subject to competition from existing or potential customers that could develop extraction and purification capabilities internally. The Company's paclitaxel processing business could be adversely affected long-term (new drug approval averages 8-12 years) by the successful development of competing sources or processes for the production of paclitaxel, or the development of paclitaxel-related substances, such as simpler compounds with the activity of paclitaxel or paclitaxel prodrugs (compounds which are not themselves drugs but are converted into drugs in the body). There is a major effort underway to develop alternative raw materials for paclitaxel. Worldwide, many groups of scientists are seeking means to obtain paclitaxel from alternative renewable resources. Some of these companies and research institutions have developed and patented processes for producing paclitaxel in plant cell tissue culture and semi-synthesis.

Competition from other potential anti-tumor compounds will be based on, among other things, product efficacy, safety, reliability, availability, price, time to market, and FDA approval.

Pharmaceuticals - Completed Projects:

Sanguinaria - During fiscal 1995, Hauser announced that it had received purchase orders from Colgate to produce sanguinaria extract, a 100% natural antimicrobial in Colgate's Viadent[Registered Trademark] toothpaste and oral rinse products. Under the agreement, Hauser produced sanguinaria over a 15 month period. Hauser produced the sanguinaria in the original Viadent[Registered Trademark] products in 1984, when they were first introduced by Vipont Pharmaceuticals. Colgate acquired Vipont in 1989. Sanguinaria is extracted from the bloodroot plant, which grows abundantly in the southern United States. This extract contains sanguinarine, which is the active anti- plaque ingredient found in Viadent[Registered Trademark] toothpaste and oral rinse, an over- the-counter regimen designed to reduce gum inflammation and treat gingivitis. Sanguinaria is also an ingredient in a similar line of Colgate Oral Pharmaceuticals' products sold in Europe. The Company completed its production of sanguinaria extract for Colgate during the third quarter of fiscal 1997. The expiration of this contract did not and will not have a material impact on the operations of the Company

Pharmaceuticals - Significance of Dependence Upon a Few
Customers:

Dependence upon one or several customers has material significance only to the Company's Pharmaceuticals business unit.

AHP: Hauser believes that, through its agreement with AHP, the Company will be able to take advantage of AHP's expertise in clinical testing, sales, marketing and distribution for the Company's paclitaxel products. There can be no assurance, however, that AHP will succeed in obtaining the necessary regulatory approvals to market paclitaxel in the United States or elsewhere, although approval has been obtained to sell generic paclitaxel in Canada as of July 8, 1997. In addition, there can be no assurance that AHP will market paclitaxel successfully. In that event, loss of revenues and royalties from the AHP agreement may have a material adverse effect on Hauser. In addition, while AHP has purchased minimum quantities of bulk paclitaxel from the Company as required in the contract, AHP has no obligation to purchase additional product from Hauser.

Yew Tree: There can be no assurance that Yew Tree will succeed in obtaining the necessary regulatory approvals to market paclitaxel in Europe, or elsewhere, or that they will market paclitaxel successfully. In that event, loss of revenues from the Company's Yew Tree agreement might have a material impact on Hauser's operations. Reference is made to Item 3 Legal Proceedings of the Form 10-K Annual Report.

Natural Ingredients

Nutraceuticals - Hauser's strongest competition in the nutraceuticals arena comes from Europe, in particular Indena Pharmaceuticals, Madaus, Muggenburg, Schwabe, and Finzelburg. These European competitors sell bulk products directly or through agents or partners in the U.S. Some have warehousing and distribution in the U.S. In general, these producers are larger than Hauser, have years of experience, and established product lines. There are several old line U.S. companies that sell product into the nutraceuticals market. Most do not produce the standardized products that Hauser produces; however, for regulatory reasons, many are developing standardized extracts at this time.

Management believes that the Company's expertise in the production of special products from natural sources and its extensive regulatory experience position it well in this market area and that the Company can be a strong competitor in this market now and in the foreseeable future. However, management is unable to precisely predict the amount of future revenues from these nutraceutical products.

Natural Flavor Extracts - In April 1996, the Company and its former partner Tastemaker, jointly agreed to dissolve their strategic alliance to develop, market, and supply natural flavor extracts to the food and beverage industry. The Company assumed all responsibilities for marketing and sales of the natural flavor extracts of the joint venture in addition to their manufacture. These and other natural flavor extracts are now marketed under Hauser's brand name NaturEnhance[TradeMark] Flavor Extracts. Tastemaker has continued to purchase Hauser's natural flavor extracts for use in its flavor compounds. The Company is marketing its flavor extracts directly to flavor houses, such as Tastemaker, as well as to food and beverage companies that are former customers of the strategic alliance.

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

Natural Food Ingredients - Competition for the Company's StabilEnhance[TradeMark] brand is found in synthetic antioxidants such as BHT and BHA, and natural extracts such as tocopherols (vitamin E) and other rosemary extracts presently on the market. Even though there are many companies that produce all of these products, management believes that the product performance of its StabilEnhance[TradeMark] line will make it competitive against both synthetic and natural products in this market.

Technical Services

The market for technical services in the United States is large, diverse and highly fragmented. The Company competes with various companies depending on the specific type of services provided. Competition is based primarily on quality and breadth of service.

The Company's competitive position depends on its ability to attract and retain scientific and other personnel, its ability to maintain the proprietary nature of its technologies, as well as its ability to implement expanded production plans.

RESEARCH AND DEVELOPMENT

A key element in Hauser's business strategy is to identify and develop commercial opportunities from ideas generated both through its internal research and development ("R&D") and through its consulting and contract R&D operations.

Management believes that certain opportunities merit internal funding. These research and development efforts are generally devoted to five principal areas: (1) development of new technology; (2) application of the Company's processing technology to new products; (3) improvement of existing processes; (4) semi-synthetic preparation of existing and new biologically active compounds; and (5) development of viable alternate raw materials for natural products extraction and purification. Recent efforts in these areas have generated new products, such as rosemary antioxidants, and improved processes to manufacture paclitaxel from cultivated sources.

Hauser also offers consultation and contract R&D in the areas of product purification and isolation, product development, and process development and optimization. The Company is currently active in supporting the drug discovery and drug development efforts of its customers in the pharmaceutical industry. The Company also provides contract R&D for customers in the flavors and cosmetic industries. Management believes that such endeavors may provide Hauser with future manufacturing opportunities.

The Company's internally funded research and development expenditures during fiscal 1997, 1996, and 1995, were approximately $2.2 million, $2.2 million, and $2.4 million respectively. Hauser's research and development activities were partially funded by AHP during fiscal 1995. Gross research costs, which include costs related to work for AHP under the R&D Agreement were approximately $2.6 million in fiscal 1995. During fiscal 1997 and 1996 customer-sponsored
R&D costs were approximately $760,000 and $417,000, respectively.

The Company intends to continue actively pursuing research and development efforts and these costs are likely to increase in future periods.

GOVERNMENT REGULATIONS

The Company's business is subject to comprehensive regulation throughout the world. In the United States, regulations have been established by the FDA with respect to the manufacture of pharmaceuticals, foods and flavors; environmental regulation by the U.S. Environmental Protection Agency ("EPA") with respect to the environment; by the U.S. Bureau of Alcohol, Tobacco and Firearms with respect to alcohol used in flavors and research; by the Colorado Department of Public Health and Environment, and the regulations established by the U.S. Departments of Interior and Agriculture to manage and protect wildlife and forest resources, including the Pacific yew tree.

The FDA, the EPA, the Departments of the Interior and Agriculture and other governmental agencies may in the future change existing regulations or adopt additional regulations that may affect the Company's ability to acquire required raw materials, to manufacture bulk paclitaxel, or to develop or manufacture new products. Failure to comply with applicable laws, regulations and permits can result in injunctive actions, product seizures, damages and civil and criminal penalties. If the Company expands or changes its existing operations or proposes any new operations, it may be required to obtain additional or amended permits or authorizations.

The Company is also subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act, and other federal, state, and local statutes and regulations. The Company believes it is in compliance with these and other laws in all material respects.

Environmental Regulations - Because of its ambient emissions of volatile organic compounds, some of which are considered toxic as well as flammable, all of the Company's facilities are considered a source of hazardous air pollutants and subject to the 1990 Clean Air Act Amendments' phased-in requirements for such sources. Emission standards, established by the EPA setting the Maximum Achievable Control Technology and Best Achievable Control Technology, limit hazardous air pollutant emissions from this category of sources, require a comprehensive air emission operating permit, which has been received by the Company, and include related testing and reporting requirements. The Company believes its facilities are in compliance with applicable air pollution control requirements.

Bureau of Land Management and U.S. Department of Agriculture Forest Service Regulations - Between 1990, and the summer of 1996, the Company harvested bark from the Pacific yew tree for use in the production of bulk paclitaxel. The Bureau of Land Management and the USDA Forest Service work together to create uniform harvesting regulations on secondary forestry products on federally managed land. The harvest of special forest products requires a permit for commercial uses, both state and federal. Prices for permits are variable and depend on many factors. In addition to permits, loan tickets are required on products removed from federal lands. Land managing agencies do not allow harvesting in some areas, including areas of critical environmental concern, fenced enclosures and other experimental test sites. Areas where Native Americans exercise treaty rights or traditional cultural activities may also have restrictions. Agencies may restrict harvest by quantity, by specific methods, to specific locations, and by season of use. Many plants are considered sensitive, threatened, or endangered.

The Company completed its last harvest of yew bark in the summer of 1996. In the future, raw materials for production of bulk paclitaxel will be derived from cultivated sources.

FDA Regulations:

Pharmaceuticals

Paclitaxel: To market and sell paclitaxel, AHP must demonstrate that the Company manufactures paclitaxel according to current Good Manufacturing Practices ("GMP"). The FDA's GMP regulations require, among other things, that the Company comply with certain minimum requirements in the facilities, methods, and controls used to manufacture the drug. GMP regulations are designed to assure that the drug is safe and that it meets its purported identity, strength, quality and purity characteristics. The Company must follow stringent record keeping requirements in manufacturing and storing finished products intended for human use. Additionally, the Company has filed with the FDA "Drug Master Files" which describe the Company's manufacturing processes. Each Drug Master File is kept confidential between Hauser and the FDA, allowing the Company to keep its manufacturing processes proprietary. As long as the Company is supplying bulk paclitaxel and other bulk pharmaceuticals for products to be sold in the United States, the Company's manufacturing processes will continue to be subject to ongoing FDA regulation and inspections to ensure compliance with GMP. This may be time consuming and costly. Failure to comply with these practices may render the products adulterated and could subject the Company and the drug to regulatory action by the FDA. Although to date the Company has not experienced any significant regulatory problems under GMP, there is no assurance that regulatory problems will not occur in the future as a result of expanded production in several of its facilities, new regulations, changes in interpretation or enforcement of existing regulations or otherwise.

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

Generic Drugs: The Waxman-Hatch Act was enacted to make more low cost generic drugs available to the public. The Waxman-Hatch Act established an abbreviated new drug application procedure for generic drugs undergoing market approval before the FDA. The Abbreviated New Drug Application ("ANDA") procedure allows generic drugs to be approved by the FDA if they are shown to be the "bioequivalent" of an approved drug. A drug is considered bioequivalent to an approved drug if the rate and extent of absorption of the generic drug do not show a significant difference from the rate and extent of absorption of the approved drug when administered at the same molar dose of the therapeutic ingredient under similar experimental conditions in either a single dose or multiple doses. The ANDA provision eliminates the expense and delay of proving the safety and effectiveness of a generic drug in clinical tests on humans when a pioneer drug manufacturer has already proven such requirements.

Under the Waxman-Hatch Act, the FDA must approve the ANDA within 180 days from the time of filing, if the applicant shows that: 1) the conditions for prescribed, recommended, or suggested use for the new generic drug have been previously approved for a prior drug; 2) the generic drug has the same active ingredients as the prior approved drug; 3) the generic drug uses the same route of administration, dosage form and strength as the approved drug; 4) the generic drug is the "bioequivalent" of an approved drug; and 5) the labeling proposed for the generic drug is the same as the labeling approved for the prior drug. Additionally, the applicant must certify that, in its opinion and to the best of its knowledge, neither the generic drug nor its use is patented, or if patented, that the patent has expired, will expire or that the patent is invalid or will not be subject to infringement.

The Waxman-Hatch Act provides that pioneer drugs receive five years of exclusive market life. The effective date of the exclusivity period is the date of NDA approval of the pioneer drug. This provision prohibits the approval of a generic equivalent for five years. The Waxman-Hatch Act also grants 180 days exclusivity to the first successful supplemental NDA application against future competing supplemental NDA versions of the product.

Natural Ingredients

Nutraceuticals: Nutraceutical products fit into the FDA product category of "Dietary Supplements". This product category was established by the Dietary Supplement Health and Education Act of 1994 (the "Act") and is separate from foods and drugs.

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

Under the Act, dietary supplements are defined as vitamins, minerals, herbs or other botanicals, amino acids, or other dietary substances used to supplement the diet by increasing total dietary intake. Moreover, concentrates, metabolites, constituents, extracts, or any combination of these ingredients are also included in this definition. Tobacco is specifically excluded from the definition.

The Act also states that where an ingredient is first marketed as a dietary supplement and is subsequently approved as a new drug, it can continue to be sold as a supplement unless the Secretary of Health and Human Services rules it would not be safe to do so. Conversely, an ingredient that is first approved as a new drug, or as an investigational new drug for which substantial and public clinical testing is in progress, may not be marketed as a dietary supplement unless the Secretary determines it would be safe to do so under the Food, Drug and Cosmetic Act.

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

Food Ingredients and Flavor Ingredients: Any products produced by the Company for use in flavors or cosmetics are subject to federal and state regulations relating to grading, quality control, product branding and labeling and sanitary control. Additionally, due to alcohol content, the Company's vanilla extract and other flavor extracts are regulated by the U.S. Bureau of Alcohol, Tobacco and Firearms. The U.S. Department of Agriculture and the FDA also regulate manufacture of foods and cosmetics, as do various state agencies.

PRODUCT LIABILITY INSURANCE

The testing and sale of the Company's products include an inherent risk that product liability claims may be asserted against the Company. In particular, the pharmaceutical industry has experienced increasing difficulty maintaining product liability insurance coverage at reasonable levels, and substantial increases in insurance premium costs have rendered coverage economically impractical in many cases. The Company has obtained $12 million in product liability coverage. There can be no assurance that the Company will be able to maintain product liability insurance on acceptable terms or that its insurance will provide adequate coverage against potential claims. While the Company has not experienced any product liability claims, if such claims should arise in the future, the Company's business and prospects could be materially adversely affected.

EMPLOYEES

As of April 30, 1997, the Company employed 314 regular full-time employees.

Of that total, (excluding Shuster), 54 employees were involved with administrative, financial and marketing functions, 55 were involved in Technical Services, 94 were involved in processing/sourcing of natural products, and 22 were with research and development.

Shuster employed 18 people in administration, financial and marketing functions, 36 in Technical Services, 17 in processing/sourcing, and 18 in research and development.

Item 2. Properties.

The Company's facility at 5555 Airport Boulevard, Boulder, CO 80301 houses 25,298 square feet of executive and administrative offices, 15,474 square feet of processing and manufacturing facilities , and 15,228 square feet of laboratory facilities. The building is used to house operations and provide enlarged, modern production and laboratory capabilities. The Company's lease on the Airport Facility expires in 2001, and the Company has an option to purchase the facility for $3.5 million. The Company has purchased the adjacent lot for possible future construction of a building for administration and research and development, and/or, future expansion of other manufacturing activities.

During 1994, the Company completed construction of its Hauser Park facility. The facility was operational in January 1994. The 32,052 square foot facility houses 9,882 square feet of flavors manufacturing, 2,413 square feet of nutraceuticals manufacturing, 2,167 square feet of warehouse space, and 17,590 square feet of administration space.

In July 1994, the Company purchased a previously-leased 26,426 square foot facility at 4750 Nautilus Court South, Boulder, Colorado. The facility has 17,536 square feet utilized for process development/manufacturing, and 8,890 square feet dedicated to Hauser Laboratories.

During fiscal 1995, the Company also leased approximately 95,300 square feet of space in two different locations in Colorado. The leases are for 5,400 square feet of laboratory and manufacturing space, and 89,900 square feet of warehouse space. These leases range from three months to three years in length with options to renew.

During fiscal 1997, the Company obtained a revolving bank line of credit with a bank for $8,000,000. Under the terms of the loan agreement, all assets of the Company, with the exception of intangibles, are secured by the bank.

Through its wholly-owned subsidiary Shuster, the Company leases 35,423 square feet of space in Quincy, Massachusetts. The Quincy facility houses 12,284 square feet of executive and administration offices, 17,528 square feet of laboratory facilities, and 5,611 square feet of storage space.

In addition, Shuster leases 9,350 square feet of space in Smyrna, Georgia. The Smyrna facility houses 3,050 square feet of executive and administration offices, and 6,300 square feet of laboratory facilities.

Item 3. Legal Proceedings

On April 28, 1997, an action was filed in the Netherlands at the District Court in The Hague, against Yew Tree, its affiliated companies, and Hauser (collectively, "Yew Tree"), by Bristol, a paclitaxel competitor. The statement of claim filed by Bristol alleges that the defendants, by offering and delivering Yewtaxan (the active substance paclitaxel manufactured by Yew Tree) are guilty of indirect patent infringement of a European patent acquired by Bristol on May 14,1997, entitled "Products containing taxol for use in cancer therapy". The patent was granted for 17 countries in the European Union. Bristol seeks an order to restrain Yew Tree from selling Yewtaxan in the Netherlands where the Bristol patent is granted.

The Company is mentioned in the action as the supplier to Yew Tree. In response to the current litigation, the Company has retained legal counsel in the Netherlands. After review of the Bristol patent, legal counsel has concluded that infringement does not exist. In conjunction with Yew Tree and its affiliates, the Company intends to vigorously defend this litigation and believes that several meritorious defenses to the claims exist. No assurance can be given that the Company or Yew Tree will be successful in their defense. If Bristol is successful in obtaining an injunction against Yew Tree and the Company which prohibits Yew Tree from selling Yewtaxan, the Company's sales of bulk paclitaxel to Yew Tree for treatment of cancer patients and the Company's results of operations will be materially adversely affected. The suit may also impact the Company's results of operations in terms of legal fees and costs for defending the claims and the loss of management time needed to deal with the suit.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a shareholder vote during the fourth quarter of the fiscal year ended April 30, 1997.

PART II

Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters

The Company's Common Stock is traded in the over-the- counter market on the NASDAQ system under the symbol HAUS. The quotations presented below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The following table sets forth for the periods indicated, the high and low closing bid quotations for the Common Stock:

                                                       High     Low
Fiscal 1998
 First Quarter through May 31, 1997                    6.56     6.00

Fiscal 1997
 First Quarter through July 31, 1996                   8.00     5.63
 Second Quarter through October 31, 1996               7.13     5.50
 Third Quarter through January 31, 1997                7.00     5.38
 Fourth Quarter through April 30, 1997                 7.88     6.38

Fiscal 1996
 First Quarter through July 31, 1995                   6.63     4.25
 Second Quarter through October 31, 1995               6.00     4.88
 Third Quarter through January 31, 1996                7.25     4.25
 Fourth Quarter through April 30, 1996                 7.38     5.50

As of April 30, 1997, there were approximately 682 holders of record of the Company's Common Stock, which numbers do not reflect stockholders who beneficially own Common Stock held in nominee or street name.

Dividend Policy

The Company has not paid cash dividends in the past and does not intend to pay cash dividends in the foreseeable future, nor can it pursuant to the terms of its bank lending agreement. The Company presently intends to retain earnings for use in its business, with any future decision to pay cash dividends dependent upon the Company's growth, profitability, financial condition, and other factors the Board of Directors may deem relevant.

Item 6. Selected Financial Data

The following is a summary of selected financial data which the Company believes highlights trends in its financial condition and results of operations. The data is as of and for the Company's fiscal years ended April 30, 1993, 1994, 1995,
1996 and 1997.

                                Year Ended April 30,
                                1997         1996         1995         1994         1993         1992
Statements of Operations Data:
Revenues:
 Natural product processing     $16,190,979  $ 8,123,760  $11,460,116  $57,481,911  $57,117,201  $23,121,746
 Technical services               9,034,787    9,315,672    3,796,559    2,902,546    2,150,454    2,479,493
   Total revenues                25,225,766   17,439,432   15,256,675   60,384,457   59,267,655   25,601,239
Cost of revenues                 21,310,463   18,459,170   12,580,463   36,399,299   42,029,501   18,838,090
Gross profit (loss)               3,915,303   (1,019,738)   2,676,212   23,985,158   17,238,154    6,763,149
Operating expenses                9,956,699    9,562,314    7,686,276    9,076,719    5,060,283    2,421,752
Income (loss) from operations    (6,041,396) (10,582,052)  (5,010,064)  14,908,439   12,177,871    4,341,397
Other income (expense):
 Interest income                    528,424    1,047,734    1,857,406    1,231,204      975,485      705,202
 Interest expense                   (18,947)     (40,738)     (42,667)   -              (10,637)     (43,558)
 Writedown of investment                      (1,000,000)   -            -           -                -
 Total other income (expense)       509,477        6,996    1,814,739    1,231,204      964,848      661,644
Income (loss) from continuing
 operations before provision
 for income taxes                (5,531,919) (10,575,056)  (3,195,325)  16,139,643   13,142,719    5,003,041
Benefit (provision)
 for income taxes                 1,628,993    4,134,812    1,246,666   (5,818,000)  (4,997,000)  (1,976,000)
Income (loss) from continuing
 operations                      (3,902,926)  (6,440,244)  (1,948,659)  10,321,643    8,145,719    3,027,041
Loss from discontinued
 operations                      (2,628,610)  (1,296,092)    (748,491)  -             -            -
Net income (loss)               $(6,531,536) $(7,736,336) $(2,697,150) $10,321,643  $ 8,145,719  $ 3,027,041
Income (loss) per share from
 continuing operations          $  (0.38)    $  (0.62)    $  (0.19)    $  0.98      $ 0.80       $  0.31
Income (loss) per share from
 discontinued operations           (0.25)       (0.13)       (0.07)       -           -             -
Net income (loss) per share     $  (0.63)    $  (0.75)    $  (0.26)    $  0.98      $ 0.80       $  0.31

Weighted average number of
 shares outstanding             10,389,111    10,344,169   10,478,545   10,504,075   10,019,287    9,846,309

                                As of April 30,
                                1997         1996         1995         1994         1993         1992
Balance Sheet Data:
Working capital                 $21,162,501  $32,054,242  $34,403,946  $37,656,042  $25,389,316  $26,905,009
Property and equipment, net      23,186,057   24,605,560   25,128,717   25,751,356   21,056,665    3,279,150
Total assets                     66,797,878   74,410,380   82,575,167   84,568,740   73,565,844   45,634,170
Long-term debt                      121,764      130,271      111,078   -            -                69,911
Stockholders' equity             63,691,554   70,183,619   77,391,459   80,770,038   69,714,161   42,826,101

Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations

OVERVIEW

The table below shows the percentage of total revenues for each major category on the Statement of Operations (on the left) and the percentage change from the prior fiscal year (on the right).

Percent of Revenues                                            Percent change
Year ended April 30,                                           Year ended April 30,
1997   1996   1995                                             1997    1996
                         Revenues:
64.2%  46.6%  75.1%      Natural product processing            99.3%   -29.1%
35.8%  53.4%  24.9%      Technical services                    -3.0%   145.4%
100.0% 100.0% 100.0%     Total revenues                        44.6%   14.3%
15.5%  -5.8%  17.5%      Gross profit (loss)                   484.0%  -138.1%
8.9%   12.4%  15.5%      Research and development              3.9%    -8.6%
6.4%   6.7%   3.4%       Sales and marketing                   38.8%   122.8%
24.2%  35.8%  31.5%      General and administrative            -2.3%   29.9%
-23.9% -60.7% -32.8%     Loss from operations                  -42.9%  111.2%
                         Loss from continuing operations
-21.9% -60.6% -20.9%        before taxes                       -47.7%  231.0%
-15.5% -36.9% -12.8%     Loss from continuing operations       -39.4%  230.5%
-10.4% -7.4%  -4.9%      Loss from discontinued operations     102.8%  73.2%
-25.9% -44.4% -17.7%     Net loss                              -15.6%  186.8%

The Company realized significant financial performance improvement in the year ended April 30, 1997. Compared to the prior fiscal year, total revenues increased almost 45%, gross margin increased from negative $1,019,738 to positive $3,915,303, total operating expenses increased only 4% despite added investment in sales and marketing expenses, and the operating loss declined almost 43%.

These dramatic improvements were the result of the Company's efforts to rebuild its market base for paclitaxel products, increase its presence in the natural ingredients markets, and maintain its strength in providing technical services to clients. Two important contracts were secured during fiscal 1997 that helped to solidify the Company's position. First, on November 7, 1996, the Company signed a contract with Yew Tree of Haarlem, Netherlands. Yew Tree is jointly owned by the Norwegian pharmaceutical company, Nycomed ASA and the Dutch OPG group. The contract is an agreement for the Company to supply GMP (Good Manufacturing Practices) bulk paclitaxel for use in Europe and Eastern Europe over a three year period. The value of the contract is estimated to be $11,000,000. Shipments of bulk paclitaxel to Yew Tree commenced during the quarter ended January 31, 1997. Reference is made to Part 1,
Item 3 Legal Proceedings of this Form 10-K Annual Report.

Second, on November 14, 1996, the Company signed a three year contract to supply RoseOx[TradeMark], a new anti-oxidant nutraceutical product, to a manufacturer of vitamins and food supplement products. This contract has an estimated value of $12,700,000. The Company began shipping product under this contract during the third quarter of fiscal 1997.

The Company was not profitable in fiscal 1997, although the loss from continuing operations improved by 39% over the previous fiscal year. Management has completed operating plans for fiscal year ended April 30, 1998 and believes that the Company can attain break-even results in the new fiscal year, based upon achieving certain sales goals and the continuation of cost controls; however, there can be no assurance of when profitability will again be realized.

On September 13, 1996, the Company adopted plans to sell substantially all of the net assets of its secondary forest products subsidiary, Hauser Northwest, Inc., d/b/a Ironwood Evergreens (Ironwood). On October 11, 1996, this sale was completed. Revenues for Ironwood were $2,670,389 and $8,225,582 in the fiscal years ended April 30, 1997 and 1996, respectively.

The following is a discussion of the Company's activities in its continuing operations.

PHARMACEUTICALS

On May 12, 1994, the Company entered into a multi- year, worldwide and mutually exclusive Supply Agreement (Supply Agreement) with AHP, formerly American Cyanamid Company, whereby the Company will supply bulk paclitaxel to AHP. On that same day, the Company and AHP also entered into the R&D Agreement which called for the two companies to cooperate in the research and development of new products derived from naturally or synthetically produced taxanes.

The research and development program, which had an initial two year term, was funded by AHP. This program, and its associated funding, ended in May 1996. The expiration of the R&D Agreement did not have a material impact on the financial position or operations of the Company. The R&D Agreement called for the two companies to cooperate in a mutually exclusive manner in a research and development program funded by AHP which was designed to develop new products derived from naturally or synthetically produced taxanes. During the two year term of the program, several taxanes were evaluated and submitted for in vitro pre- clinical testing. AHP had the right to review any products derived by the Company from naturally or synthetically produced taxanes during the one year period after expiration of the R&D Agreement (May, 1997). No products have been identified for development by the parties at this time.

The Company has been supplying bulk paclitaxel to AHP on a two- part formula price basis which includes an initial minimum payment upon shipment of the bulk paclitaxel and a subsequent final payment, in the form of a royalty, when AHP sells finished products which contain the bulk paclitaxel. The contract calls for certain minimum purchase requirements (which are subject to variation based upon the Company's production costs) which are expected to result in aggregate minimum payments of approximately $9,000,000 during the first three years (ending August, 1997). The minimum aggregate payments are nonrefundable subject only to traditional product warranty criteria. AHP is not required to purchase additional product after August, 1997.

The Supply Agreement has a ten year term which can be renewed by AHP for an additional ten year period. Either company may terminate the contract upon the occurrence of uncured breaches of contract or the insolvency of the other party. In addition, during the first five contract years, AHP can terminate the Agreement in whole or in part if (i) the FDA or a foreign regulatory agency imposes significant restrictions upon the manufacture, use or sale of bulk paclitaxel or finished product; (ii) the development program in foreign markets is significantly more burdensome than contemplated; (iii) a third party claim (including a claim of patent infringement) materially inhibits AHP from developing, manufacturing or selling the finished product; (iv) a U.S. or European patent issues with claims which materially impact AHP's marketing activities; or (v) the commercial viability of the finished product deteriorates so that AHP cannot reasonably expect to profitably capture more than a designated portion of the defined taxane market. AHP's $1 million payment upon execution of the agreement was in exchange for the right to terminate the Supply Agreement within the first year under certain circumstances.

The contract also called for advance purchase payments totaling up to $3,400,000 contingent upon the following milestones being met: the first filing of a product registration for a finished product anywhere in the world, first approval of such product registration, the first filing of such a product registration in the United Kingdom, Germany or France, upon approval of such foreign product registration, upon filing of such product registration with the FDA and upon approval of such FDA registration. Amounts otherwise payable to the Company by AHP as royalties when finished products are sold will be reduced by as much as 30% in any calendar year until such reductions aggregate advance purchase payments previously made. The Company has accounted for these advance payments as customer deposits on the balance sheet.

AHP has agreed to indemnify Hauser against damages based upon use or sale of the finished product, except that the parties have agreed to share the costs of defending any patent infringement case based upon such use or sale.

During fiscal 1997, the Company sold bulk paclitaxel to AHP for its development needs, including final product formulations and clinical trials. On July 8, 1997, the Company announced that AHP, through its majority owned subsidiary Immunex Corporation ("Immunex"), had received approval to sell generic paclitaxel in Canada. This marked the first approval in North America for a generic form of the paclitaxel and is the first approval under the Company's ten-year agreement with AHP. This approval provides the Company the possibility of realizing royalty income depending upon the success of Immunex's marketing efforts in Canada. Management does not expect royalty income to be significant in fiscal 1998.

During the first quarter of fiscal 1997, AHP notified the Company of its decision to maintain exclusivity of the supply of paclitaxel from Hauser in the United States and Canada. In addition, AHP released its exclusive supply position in the rest of the world.

On November 7, 1996, the Company signed a contract with Yew Tree to supply GMP bulk paclitaxel for use in Europe and Eastern Europe. The value of this contract is estimated to be $11,000,000 and has an initial three year term. The agreement is mutually exclusive to both parties, except for the Company's existing obligation to supply paclitaxel to AHP in Europe and Eastern Europe, which obligation is pursuant to the Company's existing contract. The European firm intends to purchase from the Company all supplies of GMP bulk paclitaxel for its total market needs in Europe. Reference is made to
Part 1, Item 3 Legal Proceedings of this Form 10-K Annual
Report.

The Company completed its production of sanguinaria extract for Colgate during the third quarter of fiscal 1997.
Sanguinaria extract, a natural antimicrobial, is the key ingredient in Colgate's Viadent[Registered Trademark] toothpaste and oral rinse products. The expiration of this contract did not and will not have a material impact on the operations of the Company.

NATURAL INGREDIENTS

Nutraceuticals - In the fiscal year ended April 30, 1997, sales of nutraceutical products were $4,533,350, and shipments were made to a variety of customers. This represents a 464% increase over nutraceuticals revenues in the prior fiscal year. The term nutraceuticals is used to identify the broad range of natural, healthful products that are used to supplement the diet by increasing the total dietary intake of important nutrients. The United States market for herbal and botanical supplements is estimated to be $2.3 billion and is growing at over 20% per year, according to industry sources. The Company's current products include liquid and dry herbal extracts of echinacea, valerian, Siberian ginseng, panax ginseng, rosemary, goldenseal and chamomile. Management believes that the Company's expertise in the production of special products from natural sources and its extensive regulatory experience position it well in this market area. However, management is unable to predict the amount of future revenues from these nutraceutical products.

On November 14, 1996, the Company signed a three year contract to supply RoseOx[TradeMark], a new anti-oxidant nutraceutical product, to D&F Industries, a manufacturer of vitamin and food supplement products. The value of this contract is estimated to be $12,700,000. The Company has granted this customer certain rights to use the RoseOx[TradeMark] and RoseOx 660[TradeMark] trademarks for use in the nutraceutical dietary supplement and cosmetic markets. The Company began shipping product under this contract during the third quarter of fiscal year 1997.

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

For the past two years, the Company engaged in process development efforts to produce natural beta carotene, which is sold into the healthcare products and food ingredients markets as a colorant, antioxidant and a nutritional supplement. The beta carotene market represents $100 million in annual worldwide sales, according to industry sources. In fiscal 1995, the Company established a joint venture relationship ("BetaPharm") with Cyanotech, Inc. ("Cyanotech") with the intent to manufacture, market and sell natural beta carotene.

During the first quarter of fiscal 1997, the Company received notification from Cyanotech that it had decided to end its participation in the BetaPharm joint venture project to apply its resources to its own proprietary products. Pursuant to the terms of the joint venture, the Company could exercise its option by March 31, 1997 to purchase Cyanotech's exclusive, perpetual, royalty-free, worldwide license of the Cyanotech technology to make, have made, use and sell the products, in consideration for the payment of aggregate out-of-pocket expenses incurred by Cyanotech on the joint venture project since August 1, 1994 (estimated to be approximately $400,000). The Company decided in March, 1997 not to exercise the option and is considering opportunities to sell or license its technology created during the natural beta carotene project.

Minimal revenue from natural food ingredients products was recognized in fiscal year 1997, but shipments are expected to increase in fiscal year 1998 because of increased interest expressed by potential customers. However, management is unable to predict the timing and amount of future revenues from natural food ingredients products.

TECHNICAL SERVICES

Technical Services, which includes Shuster and Chemistry and Engineering Laboratory Services of Hauser, experienced a decline in revenue in fiscal 1997 of about 3% compared to fiscal 1996, primarily due to the loss of a major customer of Shuster. Management believes that demand for technical services provided by the Company will continue and expects this service group to grow.

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

DISCONTINUED OPERATIONS

During the first and second quarters of the fiscal 1997, certain events occurred which had significant negative impacts on the Company's secondary forest products business. The European greens market, a significant portion of Ironwood's customer base, became more unpredictable. Shipments of certain expected tropical greens products were delayed and, therefore, expected sales levels were not attained during this time period. In addition, the number of competitors for raw material sourcing in the United States has increased dramatically over the past three years and, when combined with unpredictable weather patterns during the last six months, has caused higher raw material costs to the Company for its greens business. These higher raw material costs could not be passed on to the European customers as the European greens business was highly price competitive and unpredictable.

Ironwood's operating results during the first and second quarters of fiscal 1997 were unacceptable and well below management's expectations, especially in light of corrective measures imposed over the past nine months. Ironwood's operating loss in the six month period ended October 31, 1996 was $846,232.

Because of the foregoing, and in order to retain cash for its core businesses and improve the Company's operating position going forward, management decided on September 13, 1996 that this business should be sold. This sale was completed on October 11, 1996. The results for the year ended April 30, 1997 include a non- recurring divestiture of Ironwood Evergreens.

The Company received cash of $250,000, a promissory note of $400,000 and a basic earnout of no more than $550,000. The earnout is based upon 75% of the buyer's net cash flow, if any, derived from the business for the four year period ending December 31, 2000. An additional earnout of 5% of the excess (if any) of net cash flow over the projected net cash flow in the buyer's five year plan is available to the Company. The maximum additional earnout is $400,000. The Company has not earned any amounts available under either the basic or additional earnout.

RESULTS OF CONTINUING OPERATIONS:

REVENUES. A breakout of the Company's revenues by product and service groupings for its continuing operations is as follows:

                                                                    Year ended April 30,
                                                           1997         1996          1995
Pharmaceuticals                                            $ 9,882,924  $ 5,481,279   $ 9,930,085
Natural ingredients products (includes nutraceuticals,
 natural flavor extracts and food ingredients)               6,308,055    2,642,481     1,530,031

Technical services (includes chemistry and
 engineering services and Shuster)                           9,034,787    9,315,672     3,796,559

                                                           $25,225,766  $17,439,432   $15,256,675

Total revenues increased almost 45% to $25,225,766 in fiscal 1997 from $17,439,432 in fiscal 1996 due to increased revenues from the sales of pharmaceutical and nutraceutical products. The increase of total revenues in fiscal 1996 of 14% over fiscal 1995 was due primarily to an increase in technical services revenues as a result of the acquisition of Shuster and an increase in natural ingredients revenues with the introduction of nutraceutical products, offset by decreased sales of bulk paclitaxel due to the cessation of the amended contract with Bristol.

Pharmaceuticals:
Revenues from pharmaceuticals products in fiscal 1997 increased more than 80% compared to fiscal 1996. This was due to increased sales of paclitaxel to two new customers. The Company signed an agreement with Yew Tree in November, 1996 to supply bulk paclitaxel over a three year period and began shipments to this customer during the third quarter ended January 31, 1997. In addition, the Company shipped bulk paclitaxel to another customer during fiscal 1997 for use in its development efforts. The Company does not have a long-term supply agreement with this customer and future sales of bulk paclitaxel to this customer are not certain. Total revenues from bulk paclitaxel and taxanes were $9,142,913 in fiscal 1997, an approximately 101% increase over revenues of $4,547,819 in fiscal 1996 from the same products.

The Company recognized revenues of $740,011 for the shipment of sanguinaria extract to Colgate during fiscal 1997 as compared to revenues of $933,460 in fiscal 1996. Fiscal 1997 shipments of sanguinaria extract completed the requirements of the Company's contractual obligations with Colgate, and the Company does not expect additional orders in the foreseeable future. The expiration of this contract did not and will not have a material impact on the operations of the Company.

Revenues from pharmaceuticals products in fiscal 1996 decreased 45% from fiscal 1995. This decrease was substantially the result of lower bulk paclitaxel revenues due to the cessation of the amended contract with Bristol. Also included in fiscal 1995 revenues was $1,000,000 from American Home Products for the right to terminate the Supply Agreement at its option during the first year, which expired May 11, 1995, of its ten-year term. The payment was received in June, 1994. The Company had no obligation under any circumstances to repay any of the $1,000,000 payment received.

Natural ingredients:
Natural ingredients product revenues increased almost 139% in fiscal 1997 to $6,308,055 from $2,642,481 in fiscal 1996. The increase is primarily attributable to success in selling nutraceutical products as revenues were $4,533,350 in fiscal 1997, an increase of $3,730,665 from revenues of $802,685 in fiscal 1996. Revenues from the sales of natural flavor extracts in fiscal 1997 were $1,700,945, a 6% decrease from revenues of $1,815,796 in fiscal 1996. This small decrease was primarily due to the shift in marketing activities from the Company's reliance on Tastemaker in fiscal 1996 to its own internal sales efforts. In addition, the Company sold food ingredients products of $73,760 in fiscal 1997 compared to revenues of $24,000 in fiscal 1996.

Natural ingredients product revenues in fiscal 1996 of $2,642,481 increased almost 73% over fiscal 1995 primarily because of the introduction of nutraceuticals products in fiscal 1996 and an increase in natural flavor extract revenues. Revenues from the sale of nutraceutical products in fiscal 1996 were $802,685, the first year such revenues were recognized. Revenues from natural flavor extracts in fiscal 1996 were $1,815,796 compared to $1,480,031, an increase of $335,765, primarily due to increased sales to the beverage industry. Finally, revenues from the sale of food ingredients were $24,000 and $50,000 in fiscal 1996 and fiscal 1995, respectively.

Technical Services:
Technical services revenues were $9,034,787 fiscal 1997 compared to $9,315,672 in fiscal 1996, a decrease of about 3%.
This decrease was due primarily to the loss of a major customer of Shuster in fiscal 1997.

Technical services revenues of $9,315,672 in fiscal 1996 were $5,519,113 higher than revenues in fiscal 1995 primarily because of the acquisition of Shuster which occurred in July, 1995. Shuster revenues in fiscal 1996 were $4,530,569. The remaining increase of $988,544 in fiscal 1996 was the result of a redirection and re-emphasis of efforts to revenue producing activities for outside clients including the expansion of laboratory services into the natural products market.

GROSS PROFIT (LOSS). Gross margin for the natural products industry segment in fiscal 1997 was 16.5% of total revenues as compared to negative 40.9% in fiscal 1996. The improvement is primarily due to the sales of paclitaxel to two new customers in fiscal 1997. Offsetting this were gross margins on paclitaxel sales to AHP which are currently low in anticipation of future royalties. In addition, the Company recognized increased sales of nutraceuticals products in fiscal 1997 which generated increased gross margins over the previous year, but the margins from these sales vary greatly because of product mix. The Company recognized modest gross margins from the sale of nutraceutical products during fiscal 1997 and is investigating methods to improve these margins. In addition, the Company is still incurring high overhead costs in relation to its current sales levels in anticipation of growth in other product lines. The negative gross margin of 40.9% in fiscal 1996 was lower than gross margin of 18.7% in fiscal 1995 because of the reduction of sales of bulk paclitaxel as a result of the cessation of the amended contract with Bristol.

Gross margin for technical services decreased in fiscal 1997 to 13% of revenues compared to 24% in the previous year. This is the result of some project costs in fiscal 1996 which were classified as research and development costs instead of cost of sales, given the nature of the projects. Gross margin in fiscal 1995 was 14% of revenues.

OPERATING EXPENSES. Research and development expenses were $2,240,992 in fiscal 1997 compared to $2,157,708 in fiscal 1996, an increase of almost 4%. The increase in research and development costs is related to various projects including research in using cultivated yew trees as the next source of paclitaxel and development of natural beta carotene. Research and development costs were $2,359,961 in fiscal 1995. The Company intends to actively continue research and development efforts.

Sales and marketing expenses in fiscal years ending April 30, 1997, 1996, and 1995 were $1,619,937, $1,167,447 and $524,035, respectively. The increase represents the Company's accelerated efforts to market new products, particularly in the areas of pharmaceuticals, nutraceuticals and natural food ingredients. In addition, fiscal 1997 sales expenses include, for the first time, payments of commissions to internal salespeople and external distributors. General and administrative expenses were $6,095,770 in fiscal 1997, a 2% decrease compared to general and administrative expenses in fiscal 1996. The fiscal 1997 expense includes a charge of $345,000 for the disposition of certain production facility assets. Without this charge, general and administrative expenses would have decreased from fiscal 1996 by almost 8%. These decreases are the result of management's continued efforts to reduce general and administrative costs where appropriate.

General and administrative expenses in fiscal 1996 of $6,237,159 were $1,434,879 higher than general and administrative costs in fiscal 1995 primarily because of the acquisition of Shuster.

INTEREST INCOME. Interest income was $528,424 in fiscal 1997 compared to $1,047,734 in fiscal 1996 and $1,857,406 in fiscal
1995. The decrease is due to less capital available for investment.

WRITEDOWN OF OTHER INVESTMENT. In April, 1996, the Company's investment in a development stage company was written down resulting in a loss of $1,000,000. The investment was liquidated in the first quarter of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Total cash and cash equivalents and short-term investments were $8,576,302 at April 30, 1997 compared to $15,055,492 at April 30, 1996. The decrease is due primarily to expenditures for the harvesting of Pacific Yew bark, capital expenditures, raw material purchases for new product areas, advances on growing contracts, and other general working capital requirements. The Company has a revolving line of credit totaling $8,000,000 which expires on June 30, 2000. As of April 30, 1997, $8,000,000 was available for use under this line of credit. Under the terms of the loan agreement, all assets of the Company, with the exception of intangibles, are secured by the bank. In addition, the Company has a lease credit line with a bank of $564,000; as of April 30, 1997, $500,000 was available for use under this line. Management believes that current cash reserves and the revolving line of credit are sufficient to meet the Company's short-term liquidity needs. Further, management believes that funds generated from business opportunities discussed earlier, including the new contracts secured by the Company, will be sufficient to meet the liquidity needs of the Company on a long-term basis.

WORKING CAPITAL. Working capital as of April 30, 1997 was $21,162,501 compared to $32,054,242 as of April 30, 1996. This decrease is primarily attributable to the use of cash and cash equivalents plus short-term investments for the harvest of Pacific Yew tree bark, which has been classified as non-current inventory. Non-current inventories reflect the portion of total inventories which are not expected to be sold in the next twelve months. In addition, working capital decreased by $1,486,249 as a result of the write-down related to the discontinued operations of Ironwood.

PROPERTY AND EQUIPMENT. Purchases of property and equipment in fiscal 1997 totaled $2,794,209. This was primarily the result of improvements to manufacturing equipment for the production of nutraceuticals and food ingredients products.

BACKLOG. Backlog of unfilled purchase orders was $4,370,876 as of April 30, 1997 compared to $2,270,620 as of April 30, 1996.
Backlog as of April 30, 1997 consists of unfilled purchase orders for nutraceuticals and flavors products.

SEASONALITY

The Company has experienced seasonality in its natural flavor extracts product line primarily in advance of the demand for summer beverages, in which most of its products are used.

FORWARD LOOKING STATEMENTS

Certain oral and written statements of management of the Company included in the Form 10-K and elsewhere may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations. The forward- looking statements included herein and elsewhere are based on current expectations that involve judgments which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward- looking statements will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Item 8. Financial Statements and Supplementary Data

The following financial statements are included in this
Report:

Page

 Independent Auditors' Report                            F-1

 Independent Auditors' Report                            F-2

 Consolidated Statements of Operations for the
 years ended April 30, 1997, 1996 and 1995               F-3

 Consolidated Balance Sheets as of April 30, 1997
 and 1996                                                F-4

 Consolidated Statements of Stockholders' Equity for
 the years ended April 30, 1995, 1996 and 1997           F-5

 Consolidated Statements of Cash Flows for the years
 ended April 30, 1997, 1996 and 1995                     F-6

 Notes to Consolidated Financial Statements for the
 years ended April 30, 1997, 1996 and 1995               F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Hauser, Inc.:

We have audited the accompanying consolidated balance sheet of Hauser, Inc. and its subsidiaries as of April 30, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hauser, Inc. and its subsidiaries as of April 30, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/Arthur Andersen LLP

Denver, Colorado,
June 13, 1997.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Hauser, Inc.
(formerly Hauser Chemical Research, Inc.):

We have audited the accompanying consolidated balance sheet of Hauser, Inc. (formerly Hauser Chemical Research, Inc.) and its subsidiaries as of April 30, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended April 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hauser, Inc. (formerly Hauser Chemical Research, Inc.) and its subsidiaries as of April 30, 1996, and the results of their operations and their cash flows for each of the two years in the period ended April 30, 1996, in conformity with generally accepted accounting principles.

/s/Deloitte & Touche LLP

Denver, Colorado,
July 15, 1996.

HAUSER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS


                                 Years ended April 30,
                                 1997            1996            1995
REVENUES:
 Natural product processing      $16,190,979     $ 8,123,760     $11,460,116
  Technical services               9,034,787       9,315,672       3,796,559
        Total revenues            25,225,766      17,439,432       5,256,675

COST OF REVENUES:
  Natural product processing      13,488,580      11,446,880       9,319,459
  Technical services               7,821,883       7,012,290       3,261,004
        Total cost of revenues    21,310,463      18,459,170      12,580,463

GROSS PROFIT (LOSS)                3,915,303      (1,019,738)      2,676,212

OPERATING EXPENSES:
  Research and development         2,240,992       2,157,708       2,359,961
  Sales and marketing              1,619,937       1,167,447         524,035
  General and administrative       6,095,770       6,237,159       4,802,280
        Total operating expenses   9,956,699       9,562,314       7,686,276

LOSS FROM OPERATIONS              (6,041,396)    (10,582,052)     (5,010,064)

OTHER INCOME (EXPENSE):
  Interest income                    528,424       1,047,734       1,857,406
  Interest expense                   (18,947)        (40,738)        (42,667)
  Writedown of other investment     _             (1,000,000)          -

        Total other income           509,477           6,996       1,814,739

LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAX               (5,531,919)    (10,575,056)     (3,195,325)

INCOME TAX BENEFIT                 1,628,993       4,134,812       1,246,666

NET LOSS FROM CONTINUING
OPERATIONS                        (3,902,926)     (6,440,244)     (1,948,659)

DISCONTINUED OPERATION:
 Loss from discontinued
  operation, net of applicable
  income tax benefit of $321,568,
  $832,126 and $478,852,
  respectively                      (528,464)     (1,296,092)       (748,491)
 Loss on disposal of discontinued
  operation, net of applicable
  income tax benefit of
  $1,283,386, $0 and $0,
  respectively                    (2,100,146)          -               -

LOSS FROM DISCONTINUED OPERATION  (2,628,610)     (1,296,092)       (748,491)

NET LOSS                         $(6,531,536)    $(7,736,336)    $(2,697,150)

LOSS PER SHARE:
  Continuing operations          $     (0.38)    $     (0.62)    $     (0.19)
  Discontinued operation               (0.25)          (0.13)          (0.07)
      Net loss per share         $     (0.63)    $     (0.75)    $     (0.26)

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:             10,389,111      10,344,169      10,478,545

See notes to consolidated financial statements.

HAUSER, INC.

CONSOLIDATED BALANCE SHEETS
                                                                April 30,
ASSETS                                                     1997          1996
CURRENT ASSETS:
  Cash and cash equivalents                                $8,379,551    $7,428,752
  Held-to-maturity investments                                196,751     7,791,875
  Accounts receivable, less allowance for
      doubtful accounts:
      1997, $359,632; 1996, $395,237                        4,961,132     5,694,142
  Income taxes receivable                                   1,445,046     2,665,464
  Inventories, current                                      7,073,295     8,508,973
  Prepaid expenses and other                                  406,325       290,599
  Net deferred income tax assets                            1,684,961       998,628
  Net current assets of discontinued operation              -             1,251,114
        Total current assets                               24,147,061    34,629,547

PROPERTY AND EQUIPMENT:
  Land and buildings                                        7,418,526     7,264,294
  Lab and processing equipment                             29,513,011    27,647,235
  Furniture and fixtures                                    4,459,006     4,157,320
        Total property and equipment                       41,390,543    39,068,849
  Accumulated depreciation                                (18,204,486)  (14,463,289)
        Net property and equipment                         23,186,057    24,605,560

OTHER ASSETS:
  Goodwill, less accumulated amortization:
       1997, $651,772; 1996, $368,318                       2,182,791     2,466,245
  Inventories, non-current                                 14,710,409     8,259,149
  Other                                                     2,571,560     1,147,054
  Net long-term assets of discontinued operation                -         3,302,825

TOTAL                                                     $66,797,878   $74,410,380

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                        $ 1,486,499   $   517,040

  Current portion of long-term debt                           171,916       616,172
  Accrued salaries and benefits                               960,698       794,363
  Deposits                                                    200,000       174,372
  Other accrued current liabilities                           165,447       473,358
        Total current liabilities                           2,984,560     2,575,305

LONG-TERM DEBT                                                121,764       130,271
NET DEFERRED INCOME TAX LIABILITIES                          -            1,521,185

COMMITMENTS AND CONTINGENCIES (Notes 1 and 7)

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value; 50,000,000 shares
    authorized;  shares issued: 1997, 10,419,028;
    1996, 10,564,613                                           10,419        10,565
  Additional paid-in capital                               58,622,066    59,418,280
  Treasury stock, at cost: 1997, 0 shares;
    1996, 201,100 shares                                     -           (1,054,812)
  Unrealized gain on available-for-sale investment,
    net of income taxes                                       246,119       465,100
  Retained earnings                                         4,812,950    11,344,486
        Net stockholders' equity                           63,691,554    70,183,619

TOTAL                                                     $66,797,878   $74,410,380

See notes to consolidated financial statements.

HAUSER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Years ended April 30,
                                                   1997             1996             1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                           $(6,531,536)     $(7,736,336)     $(2,697,150)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
  Depreciation and amortization                      4,171,790        3,592,872        3,394,864
  Provision for bad debt                               105,000          322,673          119,473
  Provision for excess inventories                     562,057             -                -
  Loss on disposal of discontinued operation         3,383,532             -                -
  Loss on disposal of assets                           344,255          176,004          916,931
  Writedown of investment                                 -           1,000,000             -
  Deferred income tax (benefit) provision           (2,412,827)      (2,169,804)         686,186
  Change in deposits and other                      (1,114,357)         125,569           64,351
  Change in assets and liabilities, net of
    effects from the purchase of Shuster
    and Ironwood:
       Accounts receivable                             910,073        (613,343)        7,893,435
       Income taxes receivable                       1,220,418        (366,518)       (1,650,116)
       Inventories                                  (5,305,498)     (4,562,562)       (8,625,332)
       Prepaid expenses and other                     (111,692)       (173,511)           92,046
       Accounts payable                              1,036,684        (670,272)          100,214
       Other accrued liabilities                      (185,331)        167,517            40,904
Net cash (used in) provided by operating activities (3,927,432)    (10,907,711)          335,806

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment               (2,729,671)     (2,165,810)       (3,963,216)
  Purchase of Ironwood net assets                         -               -           (1,045,053)
  Purchase of Shuster's common stock,
    net of cash acquired                                  -         (3,317,919)             -
  Sale of Ironwood net assets                          250,000            -                 -
  Purchase of investments                             (293,865)           -           (12,267,757)
  Maturity of investments                            7,900,000      19,587,413         14,087,744
Net cash provided by (used in) investing activities  5,126,464      14,103,684         (3,188,282)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of bank lines of credit                      -               -            (1,301,408)
  Proceeds from issuance of long-term debt             274,833            -                  -
  Repayments of long-term debt and
    capitalized leases                                (781,518)        (45,791)           (67,567)
  Proceeds from issuance of common stock
    and warrants                                       258,452         122,446             30,983
  Purchase of treasury stock                                           (88,750)          (966,062)
Net cash used in financing activities                 (248,233)        (12,095)        (2,304,054)

Net increase (decrease) in cash and cash equivalents   950,799       3,183,878         (5,156,530)

Cash and cash equivalents, beginning of year         7,428,752       4,244,874          9,401,404

Cash and cash equivalents, end of year             $ 8,379,551     $ 7,428,752        $ 4,244,874

SUPPLEMENTAL DISCLOSURES:
 Cash paid during the year for interest            $    18,947     $    37,722        $    42,667
 Cash received during the year for income
   taxes refunded                                  $ 2,052,637     $ 2,415,450        $      -
 Non-cash investing and financing activity:
    Capital lease obligation incurred
       through lease of lab and processing
       equipment                                   $    64,538     $      -           $      -

See notes to consolidated financial statements.

HAUSER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                        Unrealized
                                                                                        Gain On
                                                   Additional                           Available                Net
                              Common Stock         Paid-in      Treasury Stock          For Sale    Retained     Stockholders'
                              Shares      Amount   Capital      Shares     Amount       Investment  Earnings     Equity
BALANCE, APRIL 30, 1994       10,478,954  $10,479  $58,981,587  -          $    -       $     -     $21,777,972  $80,770,038

 Issuance of common stock
   for 401(k) contribution        28,218       28      213,676      -            -           -             -         213,704
 Exercise of stock options        18,907       19       30,964      -            -           -             -          30,983
 Tax reduction from employee                                                                                            -
   exercise of stock options        -        -          39,946      -            -           -             -          39,946
 Purchase of treasury stock         -        -            -     (181,100)    (966,062)                              (966,062)
 Net loss                           -        -            -         -            -           -       (2,697,150)  (2,697,150)

BALANCE, APRIL 30, 1995       10,526,079   10,526   59,266,173  (181,100)    (966,062)       -       19,080,822   77,391,459

 Exercise of stock options        37,200       38      120,407      -            -           -             -         120,445
 Tax reduction from employee
   exercise of stock options        -        -          29,700      -            -           -             -          29,700
 Exercise of warrants              1,334        1        2,000      -            -           -             -           2,001
 Purchase of treasury stock         -        -            -      (20,000)     (88,750)       -             -         (88,750)
 Change in unrealized gain on
   available for sale
   investment                       -        -            -         -            -        465,100          -         465,100
 Net loss                           -        -            -         -            -           -        (7,736,336) (7,736,336)

BALANCE, APRIL 30, 1996       10,564,613   10,565   59,418,280  (201,100)  (1,054,812)    465,100    11,344,486   70,183,619

 Exercise of stock options        55,515       55      210,111      -            -           -             -         210,166
 Tax benefit from employee
   exercise of stock options        -         -         48,286      -            -           -             -          48,286
 Change in unrealized gain
   on available for
   sale investment                  -        -            -         -            -       (218,981)         -        (218,981)
 Retirement of treasury
   stock                        (201,100)    (201)  (1,054,611)  201,100    1,054,812        -             -            -
 Net loss                           -        -            -         -            -           -       (6,531,536)  (6,531,536)

BALANCE, APRIL 30, 1997       10,419,028  $10,419  $58,622,066      -      $     -      $ 246,119   $ 4,812,950  $63,691,554

HAUSER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED APRIL 30, 1997, 1996, and 1995

1. BUSINESS ORGANIZATION
Hauser, Inc. (the "Company"), a Colorado corporation, and its 100% owned subsidiaries, Shuster Laboratories, Inc. and Hauser Northwest, Inc., is a manufacturer of special products from natural sources, using its proprietary technologies in extraction and purification. The Company also provides interdisciplinary laboratory testing services, chemical engineering services, and contract research and development. The Company's existing products are principally marketed to the pharmaceutical, dietary supplements and food ingredients industries.

Risks and Uncertainties - A significant portion of the Company's resources are concentrated in the production of bulk paclitaxel. The Company has exclusive relationships to sell its paclitaxel with two companies, one for North America and one for Europe. In addition, two other customers are currently buying the Company's paclitaxel for sale in other countries. Under the Waxman-Hatch Act, Bristol-Myers Squibb Company ("Bristol") has an exclusive right to sell TAXOL[Registered TradeMark] in the United States, which expires on December 29, 1997. The Company has entered into paclitaxel supply agreements with other pharmaceutical companies in anticipation of Bristol's exclusive rights expiring in the Company's fiscal year 1998. Subsequent to April 30, 1997, the Company's partner received approval to sell generic paclitaxel in Canada. In Europe, the Company's other partner has been approved to sell paclitaxel in the Netherlands as an equivalent product, not a generic product. Because of a relatively long production cycle for paclitaxel, the Company has purchased and committed to purchase significant raw materials and has committed significant resources to process such raw materials in anticipation of delivery of paclitaxel to the Company's customers in the near future. At April 30, 1997, the Company had recorded as inventory $14,372,000 of paclitaxel, consisting both of in-process and finished product.

As discussed in Note 7, Bristol has named the Company and one of its customers in a lawsuit, alleging patent infringement in Europe. Bristol has also aggressively applied for and been granted patents related to paclitaxel-based treatments in the United States. Such actions by Bristol could substantially reduce the market for the Company's paclitaxel-based products. The Company believes that these actions by Bristol cannot be sustained, and intends to devote significant resources to defend its right to market its paclitaxel product in the United States and Europe. If the Company is not successful in these efforts, the recovery of its investment in paclitaxel related assets may be significantly delayed.

Further, the Company's customers wishing to enter the market for paclitaxel-based therapies must obtain proper regulatory approval before they can formulate and sell the paclitaxel in final form. Any delays in obtaining such approval will similarly delay the Company's recovery of its investment in its paclitaxel-based products.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation - The consolidated financial statements include those of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Acquisitions - On May 1, 1994, the Company's wholly-owned subsidiary, Hauser Northwest, Inc., acquired substantially all of the net assets of Ironwood Evergreens, Inc. ("Ironwood"), a secondary forest products company in the Pacific Northwest for $1,045,053 and a performance-based earnout over five years.

On July 21, 1995, the Company acquired all of the stock of Herbert V. Shuster, Inc. ("Shuster") for approximately $3,959,515 in cash and $621,953 in notes plus a performance based earnout for meeting certain milestones over the next five years. The earnout will adjust the cost of the acquisition once any portion of the payment becomes probable. Shuster is a consumer research and development firm and contract laboratory. Subsequent adjustments have increased the purchase price by $146,008.

The net assets purchased from Shuster were as follows:

Current assets                  $ 1,884,353
Property and equipment              684,840
Long-term assets and goodwill     2,798,238
Current liabilities                (541,824)
Long-term liabilities               (98,131)
Net assets                      $ 4,727,476

The following pro-forma unaudited consolidated results of operations for the year ended April 30, 1996, have been prepared assuming the Shuster acquisition occurred at the beginning of the fiscal year. These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of results of operations which actually would have resulted had the acquisition taken effect at the beginning of the year.

                        Year ended
                        April 30, 1996
Revenues                $ 18,429,018
Net loss                $ (6,481,761)
Net loss per share      $      (0.63)

Discontinued Operations - On October 11, 1996, the Company sold substantially all of the net assets of Ironwood for $250,000 in cash, notes receivable of $150,000 and certain performance-based earnouts. Net assets of the discontinued operations consisted primarily of accounts receivable, inventory, fixed assets and goodwill. Revenues of Ironwood were $2,670,389, $8,225,582 and $7,738,404 in fiscal years
1997, 1996 and 1995, respectively.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents - Cash and cash equivalents include investments in highly liquid instruments with original maturities of 90 days or less.

Inventories - Raw material, work in process, and finished goods inventories, which include costs of materials, direct labor and manufacturing overhead, are priced at the lower of average cost or market. Writedowns for excess and obsolete inventories are charged to expense in the period when conditions giving rise to the writedowns are first recognized.

Non-current inventories represent raw materials and work in process in various stages of completion in excess of shipments expected to occur in the next fiscal year.

Inventories as of April 30 consist of the following:

                                    1997          1996
Raw materials and supplies          $ 3,373,554   $ 7,257,465
Work in process                      13,019,432     3,210,704
Finished goods                        5,952,775     6,299,953

Total before valuation allowance     22,345,761    16,768,122
     Less:  valuation allowance        (562,057)         -
Total inventories                    21,783,704    16,768,122

Less non-current inventories         14,710,409     8,259,149

Current portion of inventories      $ 7,073,295   $ 8,508,973

Investments - The Company accounts for debt securities for which it has the positive intent and ability to hold to maturity at amortized cost. Below is a table of held-to-maturity investments.

                              April 30, 1997
                              Amortized     Unrealized     Unrealized     Market
                              Cost          Gains          Losses         Value
Issues
Maturities less than 1 year:
U.S. Treasury Securities      $ 196,751     $ 2,827        $ -            $ 199,578


                              April 30, 1996
                              Amortized     Unrealized     Unrealized     Market
                              Cost          Gains          Losses         Value
Issues
Maturities less than 1 year:
U.S. Treasury Securities      $ 3,000,000   $ 6,250        $  (620)       $ 3,005,630
Mortgage Backed Securities      2,793,750    26,560           -             2,820,310
Municipal Securities            1,998,125     7,190         (3,125)         2,002,190
Total Investments             $ 7,791,875   $40,000        $(3,745)       $ 7,828,130

The Company accounts for equity securities that have readily determinable values and debt securities that are available-for- sale at quoted fair values. At April 30, 1997 and 1996, the Company had an equity investment with a cost of $100,000 and a fair value of $502,966 and $862,500, respectively. Unrealized gains are recorded in stockholders' equity net of the income tax effect.

The Company also invests short-term excess cash in a bond mutual fund which is considered to be a cash equivalent. At
April 30, 1997 and 1996, the funds had a quoted market value of $4,005,191 and $4,466,397, respectively.

Other investments consist of 20% or less investments in non-publicly traded companies and are accounted for at the lower of cost or market. During fiscal 1996, the Company wrote down their investment in a development stage company resulting in a loss of $1,000,000. The investment was liquidated in the first quarter of fiscal 1997.

Property and Equipment - Significant additions and improvements are capitalized at cost, while maintenance and repairs which do not improve or extend the life of the respective assets are charged to expense as incurred.

Depreciation is recognized on a straight-line basis over the following estimated useful lives:

     Equipment, furniture and fixtures      2 - 15 years
     Buildings                                  39 years
     Leasehold improvements                 5 - 10 years

Impairment of Long-Lived Assets - The Company reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the difference between the carrying value and fair value of the long-lived asset.

Goodwill - Goodwill resulting from acquisitions is stated at cost, net of accumulated amortization, and is being amortized using the straight-line method over an estimated useful life of 10 years.

Revenue Recognition - Natural product processing revenues are recognized when title and risk of ownership passes to the customer which generally is upon delivery of processed product. Technical services revenues are recognized upon completion of specified contract requirements.

In connection with the Company's former supply contract for bulk paclitaxel, which terminated in fiscal 1995, revenue was recognized upon completion of three specific stages of production consistent with the requirements of the contract.

Research and Development - Research and development costs are charged to expense as incurred.

Stock Based Compensation -The Company accounts for its stock based compensation plans for employees under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for
Stock Issued to Employees" ("APB No. 25").

Earnings (Loss) Per Share - Earnings (loss) per share is computed using the weighted average number of common and, if dilutive, common stock equivalent shares outstanding during the period. Common stock equivalents include stock options and warrants. The Company uses the treasury stock method for determining the effect of outstanding common stock equivalents on earnings (loss) per share.

Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") establishes standards for computing and presenting earnings per share. The Company is required to adopt SFAS No. 128 for periods ending after December 15, 1997. Management believes the adoption of SFAS No. 128 will not have a material effect on previously reported earnings per share amounts.

Fair Value of Financial Instruments - Due to the short-term nature of the Company's debt, accounts receivable and other financial instruments, the fair value of such financial instruments approximates their carrying amount.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

3. LONG-TERM DEBT

At April 30, 1997 and 1996, the Company's debt was $293,680 and $746,443, respectively, and consisted of capital lease obligations and notes payable to Shuster employees as part of the Shuster acquisition, with interest rates ranging from 5.5% to 15.4%.

Future minimum payments for the years ending April 30 are as follows:

                   Notes payable     Capital lease obligations
1998               $ 120,230         $ 61,182
1999                  36,105           60,688
2000                   1,000           30,316
Total              $ 157,335          152,186
Less: interest                        (15,841)
Total                                $136,345

At April 30, 1997 and 1996, property and equipment includes items under capital lease with book values of $138,396 and $205,403, respectively, and accumulated depreciation of $85,208 and $77,341, respectively. Bank Line Of Credit - The Company has an $8,000,000 bank line of credit with no borrowings outstanding as of April 30, 1997. The line of credit allows the Company to obtain advances or letters of credit. Interest is payable monthly at the bank's prime rate plus 0.75% (9.25% at April 30, 1997). The line of credit expires June 30, 2000.

Under the terms of the lending agreement, the Company cannot pay any dividends without the consent of the bank and is required to maintain certain financial ratios and minimum working capital and equity amounts.

In addition, the Company has a lease line of credit for $564,000, of which $500,000 was available for use at April 30, 1997. The interest rate on the lease line is the bank's cost of funds plus 2.5% (8.54% at April 30, 1997) and the line expires on April 8, 2000.

4. STOCKHOLDERS' EQUITY

Non-Qualified Stock Options - The Company's 1987 Stock Option Plan (the "1987 Plan") authorizes the granting of non-qualified stock options for up to 718,720 shares of the Company's common stock by Directors, employees, and consultants. As of April 30, 1997, there were 685,244 shares of common stock committed under this plan. Exercise terms, ranging from one to five years for options granted under the 1987 Plan, are determined by the Board of Directors at the time of grant. A summary of the status of the Company's 1987 Non-Qualified Stock Option Plan follows.

                                    FY 1997           FY 1996                FY 1995
Balance outstanding at
  beginning of fiscal year:         196,310           159,141                144,193
Granted                              20,023            83,655                151,805
Exercised                           (44,012)          (32,566)               (18,607)
Canceled                             (7,650)          (13,920)              (118,250)

Outstanding at April 30             164,671           196,310                159,141

Exercisable (vested) at April 30    163,171           189,849                148,251


Weighted average exercise prices:
  At beginning of period            $  4.92           $  4.57                $  7.02
  At end of period                  $  5.45           $  4.92                $  4.57
  Exercisable at end of period      $  5.45           $  4.91                $  4.57
  Options granted                   $  6.44           $  4.61                $  5.42
  Options exercised                 $  3.70           $  2.83                $  1.52

  Options canceled                  $  4.39           $   4.41               $  9.32

Weighted average, fair value
  of options granted during period  $  6.53           $   5.21               $  6.01

                  April 30, 1997
                  Options Outstanding
                             Weighted
                             Average   Remaining   Options Exercisable
Range of Exercise            Exercise  Contractual           Weighted Average
Prices            Shares     Price     Life (Yrs)  Shares    Exercise Price
$3.71 - $4.80      42,760    $4.31     3.16         42,760   $4.33
$4.81 - $5.60      35,279    $5.21     3.22         33,779   $5.19
$5.61 - $6.00      71,332    $5.96     2.73         71,332   $5.96
$6.13 - $7.63      15,300    $6.80     4.32         15,300   $6.80
                  164,671                          163,171

Incentive Stock Options -The Company's 1992 Stock Option Plan ("1992 Plan") authorizes the granting of 700,000 shares of common stock to employees at fair market value on the date of grant. As of April 30, 1997, there were 364,831 shares committed under this plan. Exercise terms, ranging from one month to five years for options granted under the 1992 Plan, are determined by the Board of Directors at the time of grant.

A summary of the status of the  Company's 1992 Plan follows:

                                                     FY 1997     FY 1996     FY 1995
Balance Outstanding at beginning of fiscal year:     247,377     233,780     145,742
Granted                                              146,500     145,600     345,090
Exercised                                            (11,503)     (4,634)       (300)
Canceled                                             (47,160)   (127,369)   (256,752)

Outstanding at April 30                              335,214     247,377     233,780

Exercisable (vested) at April 30                     225,414     181,360     166,852


Weighted average exercise prices:
  At beginning of period                             $  5.87     $  5.99     $ 10.53
  At end of period                                   $  6.04     $  5.87     $  5.99
  Exercisable at end of period                       $  6.04     $  5.99     $  5.99
  Options granted                                    $  6.27     $  5.28     $  6.05
  Options exercised                                  $  5.98     $  5.85     $  8.94
  Options canceled                                   $  5.86     $  5.43     $  8.65

Weighted average, fair value of options
  granted during period                              $  6.27     $  5.28     $  6.05

                   April 30, 1997
                   Options Outstanding               Options Exercisable
                              Weighted
                              Average   Remaining
Range of                      Exercise  Contractual              Weighted Average
Exercise Prices    Shares     Price     Life (Yrs)   Shares      Exercise Price
$4.38 - $5.22      11,500     $5.17     6.60           1,500     $4.33
$5.34 - $5.44      10,500     $5.35     5.85           2,900     $5.19
$5.63 - $6.00     255,414     $5.93     3.57         198,214     $5.96
$6.06 - $6.88      57,800     $6.83     5.11          22,800     $6.80
                  335,214                            225,414

Warrants - The Company has issued to consultants and stockholders warrants for the purchase of common stock. Exercise terms were determined by the Board of Directors at the time of grant. During fiscal 1995 and 1996, no warrants were issued. During fiscal 1997, 48,477 warrants were issued at a weighted average exercise price of $6.03 and a grant date fair value of $147,306. During fiscal 1996, 1,334 warrants were exercised at $1.50. At April 30, 1997, 48,477 warrants remained outstanding at $5.67 to $6.22 per warrant.

Valuation - The weighted average fair value of each option grant or warrant has been estimated as of the date of grant using the Black-Scholes option-pricing model using the following assumptions.

                             FY 1997      FY 1996
Dividend rate                0.00%        0.00%
Expected volatility          50.00%       55.00%
Risk-free interest rate      6.37%        5.98%
Expected life (in years)     5            5

Using these assumptions, the fair value of the stock options granted in fiscal 1997 and fiscal 1996 was estimated to be approximately $292,509 and $296,516, respectively. Had compensation cost been recorded based on the fair value of the option or warrant grants, the Company's pro-forma net loss and net loss per share would have been as follows for the years ended April 30:

                                   FY 1997       FY 1996
Net loss from continuing
  operations:
     As reported                   $(3,902,926)  $(6,440,244)
     Pro-forma                     $(4,109,299)  $(6,620,823)

Net loss from continuing
  operations per common and
  common equivalent share:
     As reported                   $     (0.38)  $     (0.62)
     Pro-forma                     $     (0.40)  $     (0.64)

5.   INCOME TAXES

Income tax expense (benefit) from continuing operations for the years ended April 30, 1995, 1996 and 1997 is comprised of the following components:

                    Federal            State            Total
1995
  Current           $ (1,932,852)      $ -              $ (1,932,852)
  Deferred               863,186         (177,000)           686,186
    Total           $ (1,069,666)      $ (177,000)      $ (1,246,666)

1996
  Current           $ (1,965,008)      $ -              $ (1,965,008)
  Deferred            (1,834,504)        (335,300)        (2,169,804)
    Total           $ (3,799,512)      $ (335,300)      $ (4,134,812)

1997
  Current           $     60,780       $ -              $     60,780
  Deferred            (1,502,813)        (186,960)        (1,689,773)
Total               $ (1,442,033)      $ (186,960)      $ (1,628,993)

As of April 30, 1997 and 1996, temporary differences which result in deferred tax assets and liabilities are as follows:

                                                          1997                  1996
Current:
     Inventories capitalized for income tax purposes      $1,296,734            $   792,761
     Bad debt reserves                                       136,660                118,611
     Inventory reserves                                      213,560                   -
     Accrued vacation                                        104,872                110,380
     Prepaid expenses                                         (9,943)                  (856)
     Less: Valuation allowance                               (56,922)               (22,268)
Net Current Deferred Tax Assets                           $1,684,961            $   998,628

Noncurrent
     Federal NOL carryforward                             $  949,961            $      -
     State NOL carryforward                                  922,790                621,083
     AMT credit carryforward                               1,552,491                842,300
     R&D credit carryforward                                 357,120                502,600
     Capital loss carryforward                               380,000                381,600
     Excess of tax over book depreciation                 (3,903,032)            (3,833,122)
     Excess book amortization in excess of tax                  -                    84,500
     Other                                                   240,610                (62,514)
     Less: Valuation allowance                              (148,078)               (57,632)
Net Noncurrent Deferred tax Asset (Liability)             $  351,862            $(1,521,185)

The Company has approximately $2.6 million in tax loss and credit carryforwards, which expire in varying amounts beginning in the year 2007 through the year 2012, and $1.6 million in Alternative Minimum Tax carryforwards which do not expire. Realization is dependent on generating sufficient taxable income or realization of future taxable temporary differences prior to expiration of the carryforwards. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets will be realized, except for a portion of the capital loss carryforwards for which there are insufficient unrealized capital gains to benefit. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of the nature or amounts of future taxable income during the carryforward period are revised.

The Company recognized a reduction of income taxes payable of $48,286, $29,700 and $39,946 as a result of the exercise of stock options by employees and others during the years ended April 30, 1997, 1996, and 1995, respectively. The benefit was credited directly to additional paid-in capital.

A reconciliation of the expected income tax benefit from continuing operations at the federal statutory income tax rate to the Company's actual income tax expense at its effective income tax rate is as follows.

                                      1997            1996            1995
Federal statutory income tax rate     34.00%          34.00%          34.00%

Computed "expected" income tax
benefit                               ($1,880,852)    ($3,595,519)    ($1,086,410)

Increase (reduction) in taxes
  resulting from:
    State income taxes, net of
      federal benefit                    (186,960)       (226,655)        (55,643)

    General business credit
      carryforward                           -           (502,600)           -

    Non-deductible expenses               103,375         100,064          27,200

    Change in valuation allowance         125,100          79,900            -

    Other                                 210,344           9,998        (131,813)

Actual income tax benefit             ($1,628,993)    ($4,134,812)    ($1,246,666)

Effective income tax rate             29.40%          39.10%          39.00%

6.   EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) plan (the "Plan") for all employees who have completed one year of service. Participants may contribute up to 15% of their annual compensation subject to dollar limitations of Section 402(g) of the Internal Revenue Code. At the discretion of the Board of Directors, the Company matches, with a cash contribution, 20% of the first 6% of the participant's contribution and the remaining 80% of the participant's contribution with common stock. The Company has reserved 200,000 shares of common stock for issuance under the Plan. The Company's matching portion vests 20% per year over 5 years. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company did not make a contribution to the Plan for the years ended April 30, 1997 and 1996. The Company's contribution expense for the year ended April 30, 1995 was $218,010.

7. COMMITMENTS AND CONTINGENCIES

Operating leases - The Company leases its office and operating facilities and various equipment under non-cancelable agreements. Under the terms of the lease agreement covering the Company's primary production facility, the Company has the option to purchase the building through February 29, 2000. The purchase price of the building is adjusted on an annual basis and ranges between $3,500,000 and $3,700,000. The lease also provides for renewal options.

Rent expense from continuing operations was $1,150,977, $1,068,777, and $792,955 for the years ended April 30, 1997,
1996, and 1995, respectively.

Future minimum lease payments under operating leases for the years ending April 30 are as follows:

1998        $1,071,309
1999         1,006,893
2000           974,592
2001           510,019
Total       $3,562,813

Purchase Commitments - The Company has entered into growing contracts with numerous nurseries for the future purchases of natural raw materials to be used in the Company's manufacturing processes. In some cases, the Company may, at its option, decide at any time to discontinue the payments on these contracts for nutraceuticals and pharmaceutical products. If such decisions are made in the future, the Company would not be able to recover deposits made on the growing contracts. As of April 30, 1997, the Company has $1,408,567 in deposits for such contracts. The future commitments for purchases under these contracts at April 30 are as follows:

1998           $3,539,631
1999            3,626,000
2000            1,605,000
2001              302,500
Total           $9,073,131

Litigation - The Company and one of its significant customers have been named in a lawsuit in Europe brought by Bristol, alleging patent infringement. Should the court find that the patent has been infringed upon, the Company would be precluded from selling its product in the European market. The Company and other defendants intend to vigorously defend this suit, and believe that several meritorious defenses to the claims exist. However, there can be no assurance that the Company will be successful in defending this suit.

8. INDUSTRY SEGMENTS

Segments:

Selected financial information from the Company's two business segments for fiscal 1997 are as follows:

                                Natural Product  Technical       Corporate
                                Processing       Services        and Other        Total
Loss from operations            $(1,428,081)     $ (325,932)     $(4,287,383)     $(6,041,396)
Capital expenditures              2,352,343         272,335          104,993        2,729,671
Depreciation and amortization     2,524,794         944,894          704,342        4,174,030
Identifiable assets              43,064,754       6,011,785       17,721,339       66,797,878

Major Customers:

The Company's revenue is concentrated among customers primarily in the pharmaceutical industry. The following represents customers comprising more than 10% of the Company's revenues from continuing operations:

                              Year ended April 30,
                              1997              1996             1995
Revenues:
     Customer A               $ 3,575,062       $ 3,880,297      $ 3,018,445
     Customer B               $ 2,550,000       $      -         $      -
     Customer C               $      -          $      -         $ 6,063,896

Percent of Total Revenues:
     Customer A               14.2%             22.3%            19.8%
     Customer B               10.1%             -                -
     Customer C               -                 -                39.7%

As of April 30, 1997 and 1996, amounts owed the Company from these customers were $277,682 and $1,185,750, respectively.

Foreign Sales

Export sales were $4,189,256, $71,490, and $20,685 in fiscal
1997, 1996, and 1995, respectively.

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

PART IV

Item 14. Exhibits, Financial Statements, Schedules, and
Reports on Form 8-K.

(a)(1) and (2) The following financial statements and financial statement schedules are filed as part of this report:

                                                          Page
Independent Auditors' Report                              F-1

Independent Auditors' Report                              F-2

Consolidated Statements of Operations for the
years ended April 30, 1997, 1996 and 1995                 F-3

Consolidated Balance Sheets as of April 30, 1997
and 1996                                                  F-4

Consolidated Statements of Stockholders' Equity for
the years ended April 30, 1995, 1996 and 1997             F-5

Consolidated Statements of Cash Flows for the years
ended April 30, 1997, 1996 and 1995                       F-6

Notes to Consolidated Financial Statements for the years
ended April 30, 1997, 1996 and 1995                       F-7

All other schedules have been omitted because they are not applicable, not required, or the required information is shown in the consolidated financial statements or notes thereto.

FORM 10K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 26, 1997   HAUSER, INC.


By:
/s/Dean P. Stull
   Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                                        Date

/s/Dean P. Stull               Chairman of the Board of Directors,
                               Chief Executive Officer, President and a
                               Director (Principal Executive Officer)       June 26, 1997

/s/Randall J. Daughenbaugh     Chief Technical Officer and a
                               Director                                     June 26, 1997

/s/David I. Rosenthal          Chief Financial Officer and Treasurer
                               (Principal Financial and Accounting Officer) June 26, 1997

/s/William E. Coleman          Director                                     June 26, 1997

/s/Stanley J. Cristol          Director                                     June 26, 1997

/s/Ray L. Hauser               Director                                     June 26, 1997

/s/Christopher W. Roser        Director                                     June 26, 1997

/s/Robert F. Saydah            Director                                     June 26, 1997

/s/Bert M. Tolbert             Director                                     June 26, 1997