Form 10-Q
period 1997-07-31
HAUSER CHEMICAL RESEARCH INC
filed 1997-09-10
CIK 773723

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended
July 31, 1997        Commission File No. 0-17174


HAUSER, INC.
(formerly Hauser Chemical Research, Inc.)

Colorado                                   84-0926801
(State or other jurisdiction of        (I.R.S. Identification
incorporation or organization)          Number)

5555 Airport Boulevard, Boulder, Colorado          80301
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

Yes     X          No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value     10,623,021
Class                             Outstanding at July 31, 1997

Part 1.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated Statements of Operations (Unaudited) -
   Three months ended July 31, 1997 and July 31, 1996     1

Consolidated Balance Sheets -
   July 31, 1997 and April 30, 1997                       2

Consolidated Statements of Cash Flows -
   Three months ended July 31, 1997 and July 31, 1996     3

Notes to Condensed Consolidated Financial Statements      4-5

Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations     6-15

Part 2.  OTHER INFORMATION

Item 1.  Legal Proceedings.                               n/a

Item 2.  Changes in Securities.                           n/a

Item 3.  Defaults Upon Senior Securities.                 n/a

Item 4.  Submission of Matters to a Vote of
            Security Holders.                             n/a

Item 5.  Other Information.                               n/a

Item 6.  Exhibits and Reports on Form 8-K.                n/a

SIGNATURE PAGE                                            16


HAUSER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

                                                       Three months ended July 31,
                                                       1997                   1996
REVENUES:
  Natural product processing                           $ 4,782,298            $ 2,677,099
  Technical services                                     2,763,219              2,239,596
        Total revenues                                   7,545,517              4,916,695

COST OF REVENUES:
  Natural product processing                             3,765,077              2,854,938
  Technical services                                     2,012,445              1,740,064
        Total cost of revenues                           5,777,522              4,595,002

GROSS PROFIT                                             1,767,995                321,693

OPERATING EXPENSES:
  Research and development                                 457,312                495,915
  Sales and marketing                                      526,483                413,200
  General and administrative                             1,335,553              1,270,990
        Total operating expenses                         2,319,348              2,180,105

LOSS FROM OPERATIONS                                      (551,353)            (1,858,412)

OTHER INCOME (EXPENSE):
  Interest income                                          110,120                188,249
  Interest expense                                          (2,382)               (12,102)
  Other                                                    187,645                      -
        Other income - net                                 295,383                176,147

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES       (255,970)            (1,682,265)

INCOME TAX BENEFIT                                          74,233                471,034

LOSS FROM CONTINUING OPERATIONS                           (181,737)            (1,211,231)

DISCONTINUED OPERATIONS:
  Loss from discontinued operations, net of
        applicable income tax of $110,211                        -               (283,386)
  Loss on disposal, including provision for losses
        through estimated disposal date of $157,000,
        net of applicable income taxes of $1,080,548             -             (2,776,452)

LOSS FROM DISCONTINUED OPERATIONS                                              (3,059,838)

NET LOSS                                              $   (181,737)           $(4,271,069)

LOSS PER SHARE:
  Continuing operations                               $      (0.02)           $     (0.12)
  Discontinued operations                             $          -            $     (0.29)
        Net loss per share                            $      (0.02)           $     (0.41)


WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                           10,420,475             10,375,881

See notes to consolidated financial statements.

HAUSER, INC.
CONSOLIDATED BALANCE SHEETS

                                                                            July 31,         April 30,
ASSETS                                                                      1997             1997
                                                                            (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                 $ 3,184,356      $ 8,379,551
  Held-to-maturity investments                                                3,690,652          196,751
  Accounts receivable, less allowance for doubtful accounts:
      July 31, 1997, $387,753; April 30, 1997, $359,632                       6,413,086        4,961,132
  Income taxes receivable                                                     1,445,046        1,445,046
  Inventories, current                                                        6,806,243        7,073,295
  Prepaid expenses and other                                                    516,760          406,325
  Net deferred income tax assets                                              2,173,318        1,684,961
        Total current assets                                                 24,229,461       24,147,061

PROPERTY AND EQUIPMENT
  Land and buildings                                                          7,417,383        7,418,526
  Lab and processing equipment                                               30,176,875       29,513,011
  Furniture and fixtures                                                      4,322,438        4,459,006
        Total property and equipment                                         41,916,696       41,390,543
  Accumulated depreciation and amortization                                 (19,012,116)     (18,204,486)
        Net property and equipment                                           22,904,580       23,186,057

OTHER ASSETS:
  Goodwill, less accumulated amortization:
       July 31, 1997, $722,635; April 30, 1997, $651,772                      2,111,928        2,182,791
  Inventories, non-current                                                   14,967,684       14,710,409
 Other                                                                        2,552,462        2,571,560
        Total other assets                                                   19,632,074       19,464,760

TOTAL                                                                       $66,766,115      $66,797,878


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                          $ 1,385,158      $ 1,486,499
  Current portion of long term debt                                             169,624          171,916
  Accrued salaries and wages                                                  1,145,219          960,698
  Deposits                                                                      400,000          200,000
  Other accrued current liabilities                                             217,500          165,447
        Total current liabilities                                             3,317,501        2,984,560

LONG TERM LIABILITIES                                                        86,249              121,764


STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value; 50,000,000 shares authorized;
     shares issued: July 31, 1997, 10,623,021; April 30, 1997, 10,419,028        10,620           10,419
  Additional paid-in capital                                                 58,634,514       58,622,066
  Unrealized gain on available-for-sale investment, net of income taxes          86,018          246,119
  Retained earnings                                                           4,631,213        4,812,950
        Net stockholders' equity                                             63,362,365       63,691,554
TOTAL                                                                       $66,766,115      $66,797,878

See notes to consolidated financial statements.

HAUSER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                            Three months ended July 31,
                                                                            1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                    $  (181,737)     $(4,271,069)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
  Depreciation and amortization                                                 878,493        1,106,634
  Provision for bad debt                                                         28,121           95,199
  Provision for excess inventories                                              174,108                -
  Loss on disposal of discontinued operation                                          -        2,776,452
  Gain on sale of investment                                                   (187,639)               -
  Deferred income tax (benefit) provision                                       (74,233)               -
  Change in deposits and other                                                 (606,677)         (54,871)
  Change in assets and liabilities:
       Accounts receivable                                                   (1,480,075)         272,700
       Income taxes receivable                                                        -         (581,247)
       Inventories                                                             (164,331)      (3,515,796)
       Prepaid expenses and other                                              (110,435)         (80,164)
       Accounts payable                                                        (101,341)         561,142
       Other accrued liabilities                                                436,574           57,533
Net cash used in operating activities                                        (1,389,172)      (3,633,487)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                          (526,153)        (445,937)
  Proceeds from sales of investments                                            239,189                -
  Purchase of investments                                                    (7,585,272)               -
  Maturity of investments                                                     4,091,371        4,000,000
Net cash provided by (used in) investing activities                          (3,780,865)       3,554,063

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt and capitalized leases                           (37,807)        (304,426)
  Proceeds from issuance of common stock and warrants                            12,649           94,319
Net cash used in financing activities                                           (25,158)        (210,107)

Net decrease in cash and cash equivalents                                    (5,195,195)        (289,531)

Cash and cash equivalents, beginning of period                                8,379,551        7,428,752

Cash and cash equivalents, end of period                                    $ 3,184,356      $ 7,139,221

SUPPLEMENTAL DISCLOSURES:
 Cash paid during the year for interest                                     $     2,382      $    15,094

See notes to consolidated financial statements.

HAUSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF JULY 31,
1997 AND APRIL 30, 1997 AND FOR THE THREE MONTH PERIODS ENDED
JULY 31, 1997 AND 1996 (UNAUDITED)

1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of July 31, 1997 and results of its operations and cash flows for the periods ended July, 1997 and 1996. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain fiscal 1997 amounts have been reclassified to conform to the fiscal 1998 presentation.

2. DISCONTINUED OPERATIONS
On October 11, 1996, the Company sold substantially all of the net assets of its secondary forest products subsidiary, Hauser Northwest, Inc., d/b/a Ironwood Evergreens (Ironwood). The operations of Ironwood have been reflected as discontinued in the accompanying financial statements.

3. INVENTORIES

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

Inventories are classified as follows:

                                      July 31,               April 30,
                                      1997                   1997
Raw materials and supplies            $ 3,451,483            $ 3,373,554
Work in process                        14,085,652             13,019,432
Finished goods                          4,972,959              5,952,775

Total before valuation allowance       22,510,094             22,345,761
Less valuation allowance                 (736,167)              (562,057)
Total Inventories                      21,773,927             21,783,704

Less non-current inventories           14,967,684             14,710,409
Current portion of inventories        $ 6,806,243            $ 7,073,295


4. LONG TERM DEBT
At July 31, 1997 and April 30, 1997, the Company's debt was $255,873 and $293,680, respectively, and consisted of capital lease obligations and notes payable to Shuster employees as part of the Shuster acquisition, with interest rates ranging from 5.5% to 15.4%.

5. NET EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE
 Net earnings (loss) per share is computed based on the weighted average number of common and common equivalent shares outstanding during each of the periods. The Company uses the treasury stock method for determining the effect of outstanding stock options on earnings per share.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share", which is to be effective December 15, 1997. This statement establishes standards for computing and presenting earnings per share. Had this statement been adopted as of July 31, 1997, (loss) earnings per share would have been as follows:


                                    July 31,
                               1997          1996
Basic loss per share           $  (0.02)     $  (0.39)
Diluted loss per share            (0.02)     $  (0.41)


Part 1, Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
The Company realized significant financial performance improvement in the quarter ended July 31, 1997. Compared to the prior fiscal year, total revenues increased 53%, gross margin increased from approximately 7% of total revenues to 23% of total revenues, total operating expenses increased only 6%, and the loss from continuing operations declined 85%.

The Company's operating results for the first quarter of fiscal 1998, were consistent with management's expectations. Management believes that the Company can attain break-even results in fiscal 1998, based upon achieving certain sales goals and the continuation of cost controls; however, there can be no assurance of when profitability will again be realized.

The Company and its customer, Yew Tree Pharmaceuticals ("Yew
Tree") had been named in a lawsuit filed by Bristol
Myers-Squibb Company ("Bristol") in the Netherlands, alleging patent infringement in Europe. On July 24, 1997, the District
Court in the Netherlands ruled against Bristol in this proceeding denying Bristol's request for an injunction to stop
Yew Tree from selling their product while the patent validity is determined. Yew Tree's paclitaxel product, Yewtaxan
[Registered Trademark],has been approved in the Netherlands.
Subsequent to this result, Bristol has appealed the court's findings. Bristol has also applied for and been granted patents related to paclitaxel-based treatments in the United States. Such actions by Bristol, if successful, could substantially reduce the market for the Company's paclitaxel-based products. The
Company believes that these actions by Bristol cannot be sustained, and intends to devote significant resources to defend its right to market its paclitaxel product in the United States and Europe. If the Company is not successful in these efforts, the recovery of its investment in paclitaxel related assets may be significantly delayed.

Further, the Company's customers wishing to enter the market for paclitaxel-based therapies must obtain proper regulatory approval before they can formulate and sell paclitaxel in final form. Approval for the sale of generic paclitaxel in Canada was obtained by Immunex Corporation ("Immunex"), majority owned by American Home Products, Inc. ("AHP"), in July 1997. Any delays in obtaining such approval in the United States will delay the Company's recovery of its investment in its paclitaxel-based products. On July 24, 1997, Immunex submitted its application to The U.S. Food and Drug Administration ("FDA") for approval to sell generic paclitaxel in the United States. One day later, Immunex filed a lawsuit seeking a permanent injunction ordering the FDA to accept this filing for review. Immunex is seeking to achieve "first-to-file" status for its generic paclitaxel drug.

On September 13, 1996, the Company adopted plans to sell substantially all of the net assets of its secondary forest products subsidiary, Hauser Northwest, Inc., d/b/a Ironwood Evergreens ("Ironwood"). On October 11, 1996, this sale was completed. Revenues for Ironwood were $2,670,389 in fiscal year ended April 30, 1997 and $1,561,395 for the three months ended July 31, 1996.

The following is a discussion of the Company's activities in its continuing operations.

PHARMACEUTICALS
On May 12, 1994, the Company entered into a multi-year, worldwide and mutually exclusive Supply Agreement ("Supply Agreement") with AHP, formerly American Cyanamid Company, whereby the Company will supply bulk paclitaxel to AHP. The Company has been supplying bulk paclitaxel to AHP on a two-part formula price basis which includes an initial minimum payment upon shipment of the bulk paclitaxel and a subsequent final payment, in the form of a royalty, when AHP sells finished products which contain the bulk paclitaxel. The contract calls for certain minimum purchase requirements (which are subject to variation based upon the Company's production costs) which are expected to result in aggregate minimum payments of approximately $8,700,000 during the first three years (ending August 1997). The minimum aggregate payments are nonrefundable subject only to traditional product warranty criteria. AHP is not required to purchase additional product after August 1997.

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

During the first quarter of fiscal 1998, the Company sold bulk paclitaxel to AHP for its development needs, including final product formulations and clinical trials. On July 8, 1997, the Company announced that AHP, through Immunex, had received approval to sell generic paclitaxel in Canada. This marked the first approval in North America for a generic form of paclitaxel and is the first approval under the Company's ten-year agreement with AHP. This approval provides the Company the possibility of realizing royalty income depending upon the success of Immunex' marketing efforts in Canada. Management does not expect royalty income to be significant in fiscal 1998.

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

NATURAL INGREDIENTS

Nutraceuticals - The term nutraceuticals is used to identify the broad range of natural, healthful products that are used to supplement the diet by increasing the total dietary intake of important nutrients. The United States market for herbal and botanical supplements is estimated to be $2.3 billion and is growing at over 20% per year, according to industry sources. The Company's current NaturEnhance[TradeMark] Nutraceuticals products include extracts of echinacea, valerian, Siberian ginseng, panax ginseng, rosemary, goldenseal and chamomile.
Management believes that the Company's expertise in the production of special products from natural sources and its extensive regulatory experience position it well in this market area.

On November 14, 1996, the Company signed a three year contract to supply RoseOx[TradeMark], a new anti-oxidant nutraceutical product, to D&F Industries, a manufacturer of vitamin and food supplement products. The value of this contract is estimated to be $12,700,000. The Company has granted this customer certain rights to use the RoseOx[TradeMark] and RoseOx 660[TradeMark] trademarks for use in the nutraceutical dietary supplement and cosmetic markets. The Company began shipping product under this contract during the third quarter of fiscal year 1997, and delivered all contractual quantities in the first quarter of fiscal 1998.

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

Natural Food Ingredients - Food ingredients are products which perform a function in foods, such as preservatives, stabilizers, colorants, antioxidants, and nutritional additives. The Company's objective is to build a quality line of products generating revenues and profits as a leader in the development, manufacture and sale of natural food ingredients.

Minimal revenue from natural food ingredients products was recognized in the first quarter of fiscal 1998, but shipments are expected to increase during fiscal year 1998, because of increased interest expressed by potential customers. However, management is unable to predict the timing and amount of future revenues from natural food ingredients products.

TECHNICAL SERVICES
Technical Services includes Shuster and Hauser Laboratories. Hauser Laboratories consists of Chemistry Services, Engineering Services and Materials Science. During the first quarter of fiscal 1998, the Company concentrated its efforts to increase the number of new projects that relate to custom synthesis and natural product isolation for clients in the pharmaceuticals industry. Management believes that demand for technical services provided by the Company will continue, and expects this service group to grow.

DISCONTINUED OPERATIONS
During the first and second quarters of fiscal 1997, certain events occurred which had significant negative impacts on the Company's secondary forest products business. Ironwood's operating results during the first and second quarters of fiscal 1997 were unacceptable and well below management's expectations, especially in light of corrective measures imposed over the prior nine months. Ironwood's operating loss in the three and six month periods ended July 31, 1996 and October 31, 1996 was $393,597 and $846,232, respectively.

Because of the foregoing, and in order to retain cash for its core businesses and improve the Company's operating position going forward, management decided on September 13, 1996, that this business should be sold. This sale was completed on October 11, 1996. The results for the first quarter of fiscal 1997 include a non-recurring charge for the divestiture of Ironwood.

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

RESULTS OF CONTINUING OPERATIONS:

Below is a table which summarizes the Company's results of continuing operations as a percentage of total revenues.

                                                               Three months ended July 31,
                                                               1997             1996
Total revenues                                                 100.0 %          100.0 %
Gross margin                                                    23.4 %            6.5 %
Research and development                                         6.1 %           10.1 %
Sales and marketing                                              7.0 %            8.4 %
General and administrative                                      17.7 %           25.9 %
Loss from operations                                            (7.3)%          (37.8)%
Other income, net                                                3.9 %            3.6 %
Loss from continuing operations before taxes                    (3.4)%          (34.2)%
Loss from continuing operations                                 (2.4)%          (24.6)%
Loss from discontinued operations                                  -            (62.2)%
Net loss                                                        (2.4)%          (86.9)%

REVENUES. A breakout of the Company's revenues by product and service groupings for its continuing operations is as follows:

                                                         Three months ended July 31,
                                                         1997               1996
Pharmaceuticals                                          $  1,960,143       $     919,025
Natural ingredients products (includes nutraceuticals,
     natural flavor extracts and food ingredients)          2,822,155           1,758,074
Technical services (includes chemistry and
     engineering services and Shuster)                      2,763,219           2,239,596
                                                         $  7,545,517       $   4,916,695

Total revenues increased 53% to $7,545,517 in the first quarter of fiscal 1998, from $4,916,695 in the first quarter of fiscal 1997, the result of increased revenues in all product and services groupings.

Pharmaceuticals:
Revenues from pharmaceutical products in the quarter ended July 31, 1997, increased about 113% compared to the same quarter in fiscal 1997. This was because of increased sales of bulk paclitaxel to customers for their use in development of paclitaxel products. These customers did not purchase bulk paclitaxel from the Company in the first quarter of fiscal 1997. The Company does not have long-term supply agreements with these customers and future sales of bulk paclitaxel to these customers are not certain.

The Company recognized revenues of $205,982 for the shipment of sanguinaria extract to Colgate during the first quarter of fiscal 1997, while no revenues from the sale of sanguinaria extract were recognized in the first quarter of fiscal 1998, because the Company's contract with Colgate was completed in fiscal 1997. The Company does not expect additional orders for this product in the foreseeable future. The expiration of the contract with Colgate did not and will not have a material impact on the operations of the Company.

Natural Ingredients:
Natural ingredients product revenues increased approximately 61% in the first quarter of fiscal 1998, to $2,822,155 from $1,758,074 in the first quarter of fiscal 1997. The increase is primarily attributable to success in selling nutraceutical products as revenues were $2,455,375 in the first quarter of fiscal 1998, an increase of $1,477,520, or 151% from revenues of $977,855 in the same quarter last year. Revenues from the sales of natural flavor extracts in the first quarter of fiscal 1998 were $349,310, a 53% decrease from revenues of $747,949 in the first quarter of fiscal 1997. This decrease was the result of the loss of specific product sales to a customer that decided to use other ingredients in its final product. Management believes that other sales opportunities exist to replace this customer loss. In addition, the Company sold food ingredients products of $17,470 in the first quarter of fiscal 1998, compared to revenues of $32,270 in the first quarter of fiscal 1997.

Technical Services:
Technical services revenues were $2,763,219 in the quarter ended July 31, 1997, compared to $2,239,596 in the same quarter of fiscal 1997, an increase of about 23%. This increase was due primarily to a general price increase for services provided as well as concentrated efforts to increase the number of new projects that relate to custom synthesis and natural product isolation for clients in the pharmaceuticals industry.

GROSS PROFIT.       Total gross profit for the Company was
23.4% of total revenues in the quarter ended July 31, 1997, compared to 6.5% of total revenues in the quarter ended July 31, 1996. Gross profit for the natural products industry segment in the first quarter of fiscal 1998 was 21.3% of total revenues as compared to negative 6.6% in the first quarter of fiscal 1997. The improvement is primarily the result of sales of paclitaxel to new customers in fiscal 1998. Offsetting this were gross profits on paclitaxel sales to AHP which are currently low in anticipation of future royalties. In addition, the Company recognized modest gross profits from the increased sale of nutraceutical products during the first quarter of fiscal 1998. These modest gross profit margins are the result of high overhead costs in relation to current sales levels in anticipation of growth in these product lines. Management believes that gross profits could improve if sales volumes increase in the future.

Gross profit for technical services increased in the first quarter of fiscal 1998, to 27% of revenues compared to 22% in the same period last year. This is the result of efforts to improve productivity as well as an increase in projects that allow for more value-added pricing, thereby improving gross margins.

OPERATING EXPENSES. Research and development expenses were $457,312 in the quarter ended July 31, 1997, compared to $495,915 in the quarter ended July 31, 1996, a decrease of almost 8%. The decrease in research and development costs is related to the absence of research on the development of natural beta carotene in the first quarter of fiscal 1998; such research was performed in the first quarter of fiscal 1997. The Company intends to actively continue research and development efforts.

Sales and marketing expenses in the quarter ended July 31, 1997 were $526,483, an increase of $113,283, or 28% over the same three month period last year. The increase represents the Company's accelerated efforts to market new products, particularly in the areas of pharmaceuticals, nutraceuticals and natural food ingredients. In addition, sales and marketing expenses in the first quarter of fiscal 1998 include higher payments of commissions to external distributors due to increased revenues.

General and administrative expenses were $1,335,553 in first quarter of fiscal 1998, a 5% increase compared to general and administrative expenses in the same quarter of fiscal 1997. This increase is the result of hiring an executive manager and the associated relocation costs incurred during the first quarter of fiscal 1998.

INTEREST INCOME. Interest income was $110,120 in the first quarter of fiscal 1998, compared to $188,249 in the first quarter of fiscal 1997. The decrease is because of less capital available for investment.

OTHER INCOME. The Company sold stock of a public company during the first quarter of fiscal 1998 for $239,189, and recognized a gain of $187,639. The Company holds additional shares of stock from this company as an investment and management may decide to sell those shares at some future date. The shares are accounted for as available for sale and recorded at market value with any changes (net of tax) charged or credited to stockholders' equity.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Total cash and cash equivalents and short-term investments were $6,875,008 at July 31, 1997, compared to $8,576,302 at April 30, 1997. The decrease is primarily the result of an increase in accounts receivable of $1,480,075.
This growth in accounts receivable results from higher billings at the end of the first quarter.

The Company has a revolving line of credit totaling $8,000,000 which expires on June 30, 2000. As of July 31, 1997, $8,000,000 was available for use under this line of credit. Under the terms of the loan agreement, all assets of the Company, with the exception of intangibles, are secured by the bank. In addition, the Company has a lease credit line with a bank of $564,000; as of July 31, 1997, $435,460 was available for use under this line. Management believes that current cash reserves and the revolving line of credit are sufficient to meet the Company's short-term liquidity needs. Further, management believes that funds generated from business opportunities discussed earlier, including the new contracts secured by the Company, will be sufficient to meet the liquidity needs of the Company on a long-term basis.

WORKING CAPITAL. Working capital as of July 31, 1997 was $20,911,960 compared to $21,162,501 as of April 30, 1997. This decrease is primarily attributable to the use of cash and cash equivalents plus short-term investments for the purchase of capital equipment, and raw materials which has been classified as non-current inventory. Non-current inventories reflect the portion of total inventories which are not expected to be sold in the next twelve months.

PROPERTY AND EQUIPMENT. Purchases of property and equipment in the first quarter of fiscal 1998 totaled $526,153. This was primarily the result of new construction and improvements to manufacturing equipment for the production of nutraceuticals and food ingredients products and development and processing of paclitaxel from cultivated sources.

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

Part 2.

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

HAUSER, INC.


Date:  September 8, 1997
/s/Dean P. Stull
Chairman of the Board, Chief Executive Officer, and President

Date:  September 8, 1997
/s/David I. Rosenthal
Chief Financial Officer and Treasurer