Form 10-Q
period 1997-10-31
HAUSER CHEMICAL RESEARCH INC
filed 1997-12-09
CIK 773723

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended
October 31, 1997        Commission File No. 0-17174


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

Yes     X          No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value          10,427,823
Class                          Outstanding at October 31, 1997

Part 1.  FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements

        Consolidated Statements of Operations (Unaudited) -
          Three and six months ended October 31, 1997
          and October 31, 1996                               1

        Consolidated Balance Sheets -
           October 31, 1997 and April 30, 1997               2

        Consolidated Statements of Cash Flows -
           Six months ended October 31, 1997
           and October 31, 1996                              3

        Notes to Condensed Consolidated Financial
          Statements                                       4-5

     Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations     6-15

Part 2.  OTHER INFORMATION

     Item 1.  Legal Proceedings.                          n/a

     Item 2.  Changes in Securities.                      n/a

     Item 3.  Defaults Upon Senior Securities.            n/a

     Item 4.  Submission of Matters to a Vote of
                Security Holders.                           15

     Item 5.  Other Information.                           n/a

     Item 6.  Exhibits and Reports on Form 8-K.            n/a

     SIGNATURE PAGE                                         16

HAUSER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

                                                     Three months ended               Six months ended
                                                           October 31,                   October 31,
                                                       1997           1996           1997           1996
REVENUES:
  Natural product processing                     $3,083,406     $3,577,367     $7,865,704     $6,254,466
  Technical services                              3,015,024      2,310,937      5,778,243      4,550,533
        Total revenues                            6,098,430      5,888,304     13,643,947     10,804,999

COST OF REVENUES:
  Natural product processing                      3,267,058      3,556,808      7,032,135      6,411,746
  Technical services                              2,225,266      1,843,355      4,237,711      3,583,419
        Total cost of revenues                    5,492,324      5,400,163     11,269,846      9,995,165

GROSS PROFIT                                        606,106        488,141      2,374,101        809,834

OPERATING EXPENSES:
  Research and development                          800,450        737,283      1,257,762      1,233,198
  Sales and marketing                               545,223        340,995      1,071,706        754,195
  General and administrative                      1,183,093      1,213,891      2,518,640      2,484,881
        Total operating expenses                  2,528,766      2,292,169      4,848,108      4,472,274

LOSS FROM OPERATIONS                             (1,922,660)    (1,804,028)    (2,474,007)    (3,662,440)

OTHER INCOME (EXPENSE):
  Interest income                                    89,757        112,247        199,877        300,496
  Interest expense                                   (4,281)        (2,883)        (6,663)       (14,985)
  Other                                             173,822           -           361,461           -
        Other income - net                          259,298        109,364        554,675        285,511

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES                              (1,663,362)    (1,694,664)    (1,919,332)    (3,376,929)

INCOME TAX BENEFIT                                  597,367        474,327        671,600        945,361

LOSS FROM CONTINUING OPERATIONS                  (1,065,995)    (1,220,337)    (1,247,732)    (2,431,568)

DISCONTINUED OPERATIONS:
  Loss from operations, net of applicable
     income taxes                                    -            (325,901)        -            (609,287)

  Income (loss) on disposal, net of applicable
     income taxes                                    -             329,692         -          (2,446,760)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS           -               3,791         -          (3,056,047)

NET LOSS                                        $(1,065,995)   $(1,216,546)   $(1,247,732)   $(5,487,615)

LOSS PER SHARE:
  Continuing operations                              $(0.10)        $(0.12)          $(0.12)      $(0.24)
  Discontinued operations                               -              -                -          (0.29)
        Loss per share                               $(0.10)        $(0.12)          $(0.12)      $(0.53)

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                    10,424,872     10,415,626     10,429,458     10,409,218

See notes to consolidated financial statements.

HAUSER, INC.

CONSOLIDATED BALANCE SHEETS


                                                                              October 31,       April 30,
ASSETS                                                                              1997        1997

                                                                              (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                 $  7,223,176    $  8,379,551
  Held-to-maturity investments                                                   194,922         196,751
  Accounts receivable, less allowance for doubtful accounts:
      October 31, 1997, $299,370; April 30, 1997, $359,632                     5,886,802       4,961,132
  Income taxes receivable                                                         -            1,445,046
  Inventories, current                                                         7,593,834       7,073,295
  Prepaid expenses and other                                                     461,008         406,325
  Net deferred income tax assets                                               1,755,653       1,684,961
        Total current assets                                                  23,115,395      24,147,061

PROPERTY AND EQUIPMENT
  Land and buildings                                                           7,439,377       7,418,526
  Lab and processing equipment                                                30,570,169      29,513,011
  Furniture and fixtures                                                       4,365,656       4,459,006
        Total property and equipment                                          42,375,202      41,390,543
  Accumulated depreciation and amortization                                  (19,977,840)    (18,204,486)
        Net property and equipment                                            22,397,362      23,186,057

OTHER ASSETS:
  Goodwill, less accumulated amortization:
       October 31, 1997, $793,499; April 30, 1997, $651,772                    2,041,064       2,182,791
  Inventories, non-current                                                    14,897,996      14,710,409
  Other                                                                        3,915,555       2,571,560
        Total other assets                                                    20,854,615      19,464,760

TOTAL                                                                       $ 66,367,372    $ 66,797,878

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                          $  1,106,243    $  1,486,499
  Current portion of long term debt                                              143,241         171,916
  Accrued salaries and wages                                                   1,127,458         960,698
  Deposits                                                                     1,350,000         200,000
  Other accrued current liabilities                                              322,993         165,447
        Total current liabilities                                              4,049,935       2,984,560

LONG TERM LIABILITIES                                                             74,666         121,764

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value; 50,000,000 shares authorized;
     shares issued: October 31, 1997, 10,427,823; April 30, 1997, 10,419,028      10,429          10,419
  Additional paid-in capital                                                  58,667,124      58,622,066
  Unrealized gain on available-for-sale investment, net of income taxes           -              246,119
  Retained earnings                                                            3,565,218       4,812,950
        Net stockholders' equity                                              62,242,771      63,691,554

TOTAL                                                                       $ 66,367,372    $ 66,797,878

See notes to consolidated financial statements.

HAUSER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited


                                                                                  Six months ended
                                                                                     October 31,
                                                                                    1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $(1,247,732)     $(5,487,615)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
  Depreciation and amortization                                                1,915,081       2,390,538
  Loss on disposal of discontinued operations                                                  2,446,760
  Gain on sale of investment                                                    (361,461)         -
  Unrealized loss on available-for-sale investment                                -               70,391
  Amortization of investment discount                                             -               (1,875)
  Deferred income tax benefit                                                   (742,292)       (487,193)
  Change in other assets                                                      (1,015,532)       (271,908)

Change in assets and liabilities
       Accounts receivable                                                      (925,670)        295,851
       Income taxes receivable                                                 1,445,046         (72,050)
       Inventories                                                              (708,126)     (4,190,943)
       Prepaid expenses and other                                                (54,683)       (147,417)
       Accounts payable                                                         (380,256)       (229,424)
       Customer deposits                                                       1,150,000            -
       Other accrued liabilities                                                 324,306         (64,650)
Net cash used in operating activities                                           (601,319)     (5,749,535)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                           (984,659)       (857,375)
  Proceeds from sale of investments                                              458,479           -
  Sale of Ironwood net assets                                                       -            250,000
  Purchase of investments                                                       (194,922)       (199,646)
  Maturity of investments                                                        196,751       7,000,000
Net cash (used in) provided by investing activities                             (524,351)      6,192,979

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt and capitalized leases                            (75,773)       (395,582)
  Proceeds from issuance of common stock                                          45,068         173,138
Net cash used in financing activities                                            (30,705)       (222,444)

Net increase (decrease) in cash and cash equivalents                          (1,156,375)        221,000

Cash and cash equivalents, beginning of period                                 8,379,551       7,428,752

Cash and cash equivalents, end of period                                    $  7,223,176    $  7,649,752


HAUSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF OCTOBER
31, 1997 AND APRIL 30, 1997 AND FOR THE THREE AND SIX MONTH
PERIODS ENDED OCTOBER 31, 1997 AND 1996 (UNAUDITED)

1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of October 31, 1997 and results of its operations and cash flows for the periods ended October 31, 1997 and 1996. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain fiscal 1997 amounts have been reclassified to conform to the fiscal 1998 presentation.

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

Inventories are classified as follows:

                                October 31,    April 30,
                                1997           1997
Raw materials and supplies      $ 3,707,216    $ 3,373,554
Work in process                  12,634,173     13,019,432
Finished goods                    6,421,142     5,952,775

Total before valuation allowance 22,762,531    22,345,761
Less valuation allowance           (270,701)     (562,057)
Total Inventories                22,491,830    21,783,704

Less non-current inventories     14,897,996    14,710,409
Current portion of inventories  $ 7,593,834   $ 7,073,295

4. LONG TERM DEBT
Bank Line of Credit -The Company has an $8,850,000 bank line of credit at the bank's prime interest rate plus 0.75% which matures on June 30, 2000. As of October 31, 1997, the Company was not in compliance with the financial covenants for the line of credit. The Company has obtained a waiver from the bank and plans to negotiate a change in the financial covenants.

5. NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE
 Net loss per share is computed based on the weighted average number of common and common equivalent shares outstanding during each of the periods. The Company uses the treasury stock method for determining the effect of outstanding stock options on earnings loss per share.

Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") establishes standards for computing and presenting earnings per share. The Company is required to adopt SFAS No. 128 for periods ending after December 15, 1997. Management believes the adoption of SFAS No. 128 will not have a material effect on previously reported earnings per share amounts.

6. COMMITMENTS
During the quarter ended October 31, 1997, the Company guaranteed a bank loan for another company and has pledged
100,000 shares of stock as collateral against the loan. The
Company provided this guarantee to obtain exclusive sales and marketing rights for a unique dietary supplement and functional food product.

Part 1, Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company's financial performance in the quarter ended October 31, 1997, improved slightly compared to the same quarter in the prior fiscal year. Total revenues increased 3%, gross margin increased from approximately 8% of total revenues to 10% of total revenues, total operating expenses increased 10% primarily as a result of higher spending in sales and marketing activities, and the loss from continuing operations declined almost 13%.

The Company's operating results for the second quarter of fiscal 1998, were lower than management's expectations because anticipated sales did not materialize in the quarter. However, management believes that the Company can attain break-even results in fiscal 1998, based upon achieving certain sales goals and the continuation of cost controls; however, there can be no assurance of when profitability will again be realized.

The results of operations in the quarter ended October 31, 1997, reflect the Company's strategy to diversify it's product lines, be less dependent on sales of pharmaceutical products, and focus resources for growth in the Natural Ingredients and Technical Services business units. Revenue growth in natural ingredients in the quarter was 39% over the previous year and revenues in the quarter from technical services grew almost 31% over the same period last year. Revenues from Pharmaceuticals declined 59% in the quarter compared to last year, as regulatory issues have created some uncertainty in the paclitaxel market. Pharmaceutical sales are largely dependent upon the Company's strategic customers, and legal and regulatory issues out of the Company's control create unpredictability quarter-to-quarter. The Company plans to focus on the growth of the Natural Ingredients and Technical Services business units while the paclitaxel market becomes better defined.

The following is a discussion of the Company's activities in its continuing operations.

NATURAL INGREDIENTS

Nutraceuticals - The term nutraceuticals is used to identify the broad range of natural, healthful products that are used to supplement the diet by increasing the total dietary intake of important nutrients. The United States market for herbal and botanical supplements is estimated to be $2.3 billion, and is growing at over 20% per year, according to industry sources. The Company's current products include liquid and dry herbal extracts of echinacea, valerian, Siberian ginseng, panax ginseng, rosemary, goldenseal and chamomile. Management believes that the Company's expertise in the production of special products from natural sources and its extensive regulatory experience position it well in this market area.

During the quarter ended October 31, 1997, the Company expanded its relationship with its customer, PharmaPrint, Inc. ("PharmaPrint"), through the completion of several new agreements. On December 3, 1997, the Company announced that the value of the contracts with PharmaPrint was $20 million over the next three years. The Company will develop a number of standardized herbal medicines to be sold into the market created by the Dietary Supplement Health and Education Act ("DSHEA"). Also, the Company will supply a number of bulk standardized herbal extracts to PharmaPrint. Ongoing in the relationship between the two companies will be research and development activities for the development of botanical extracts for use as pharmaceutical products.

On November 14, 1996, the Company signed a three year contract to supply RoseOx[Registered Trademark], an antioxidant nutraceutical product, to D&F Industries ("D&F"), a manufacturer of vitamin and food supplement products. Under that agreement, D&F had exclusive marketing rights to the Company's antioxidant nutraceutical products, RoseOx[Reegistered Trademark] and RoseOx660[Registered Trademark], in the multi-level dietary supplement and cosmetic markets. The Company began shipping product under this contract during the third quarter of fiscal year 1997, and delivered contractual quantities in the second quarter of fiscal 1998. Sales to D&F comprised 11% and 4% of total revenues in the six months ended October 31, 1997 and 1996, respectively.

On November 6, 1997, the Company announced it had mutually agreed with D&F, to cancel the exclusivity agreement between the companies. D&F will remain a customer of the Company's natural products; however, sales to D&F are expected to be down over the next several months, and their performance against the original contract minimums is uncertain. A major customer of D&F has launched the product in the United States, and expects approval in several other countries. This change in exclusivity allows the Company to market RoseOx[Registered Trademark] products through its direct sales force, and a major marketing effort is planned.

Because of the Company's ability to now market these products through its direct sales force, management believes the modification of the D&F contract will not have a material adverse impact on future operations.

Natural Flavor Extracts and Natural Food Ingredients - The Company manufactures, markets and sells natural flavor extracts. The extracts are marketed under the Company's brand name NaturEnhance[Trademark] Flavor Extracts. Competition for products in the flavor extract market is based on flavor quality and concentration, availability, customer service, and price. Some of these factors are beyond the direct control of the Company.

Natural food ingredients are products which perform a function in foods, such as preservatives, stabilizers, colorants, antioxidants, and nutritional additives. The Company's objective is to build a quality line of products generating revenues and profits as a leader in the development, manufacture and sale of natural food ingredients.

Minimal revenue from natural food ingredients products was recognized in the second quarter of fiscal 1998, but shipments are expected to increase during fiscal year 1998, because of expanded marketing efforts and resultant interest expressed by potential customers. The Company announced on November 3, 1997, its signing of a three year agreement with RFI Ingredients ("RFI"), whereby RFI will serve as exclusive distributors for the Company's NaturEnhance[Trademark] product lines to the foods and beverages industries. However, management is unable to predict the timing and amount of future revenues from natural food ingredients products.

TECHNICAL SERVICES

The Technical Services business unit, comprised of Hauser Laboratories and Shuster Laboratories, Inc., (the Company's wholly-owned subsidiary), operates as a single entity in the research and development, formulation, analysis and project delivery to fee-for-service clients. During the second quarter of fiscal 1998, Technical Services revenues increased almost 31% over the same quarter last year, as the Company concentrated its efforts on increasing the number of projects related to custom synthesis and natural products isolation in the pharmaceuticals industry. Additionally, research and development services from both Hauser and Shuster laboratories were sold to PharmaPrint during the quarter as part of the expanded relationship mentioned earlier.

The Company announced on November 6, 1997, a collaborative agreement with The National Institute on Drug Abuse ("NIDA"), for custom synthesis of drug compounds that are under development as potential treatment agents for drug addiction. Under the agreement, the Company will receive $2.3 million over a three year period. To date, five task orders have been awarded to the Company under the contract.

Management believes that demand for technical services will continue to increase and expects this business unit to grow. Ongoing marketing efforts in the Company's Technical Services business unit will be centered on projects that provide opportunity to employ the collective capabilities of the Hauser Laboratories and Shuster Laboratories team.

PHARMACEUTICALS

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

Further, the Company's customers wishing to enter the market for paclitaxel-based therapies must obtain proper regulatory approval before they can formulate and sell paclitaxel in final form. Any delays in obtaining such approval will similarly delay the Company's recovery of its investment in its paclitaxel-based products. On November 26, 1997, Immunex Corporation ("Immunex"), majority owned by American Home Products, Inc. ("AHP"), announced that The U.S. Food and Drug Administration ("FDA") had accepted for review Immunex's abbreviated new drug application for generic paclitaxel.

On May 12, 1994, the Company entered into a multi-year, worldwide and mutually exclusive Supply Agreement ("Supply Agreement") with AHP, formerly American Cyanamid Company, whereby the Company would supply bulk paclitaxel to AHP. The Company has been supplying bulk paclitaxel to AHP on a two-part formula price basis which includes an initial minimum payment upon shipment of the bulk paclitaxel and a subsequent final payment, in the form of a royalty, when AHP sells finished products which contain the bulk paclitaxel. The contract calls for certain minimum purchase requirements (which are subject to variation based upon the Company's production costs) which resulted in aggregate minimum payments of approximately $8,841,000 during the first three years (ending August 1997). The minimum aggregate payments are nonrefundable subject only to traditional product warranty criteria. AHP is not required to purchase additional product after August 1997.

The Supply Agreement has a ten year term which can be renewed by AHP for an additional ten year period. Either company may terminate the contract upon the occurrence of uncured breaches of contract or the insolvency of the other party. Additionally, during the first five contract years, AHP can terminate the Agreement in whole or in part if (i) the FDA or a foreign regulatory agency imposes significant restrictions upon the manufacture, use or sale of bulk paclitaxel or finished product; (ii) the development program in foreign markets is significantly more burdensome than contemplated;
(iii) a third party claim (including a claim of patent infringement) materially inhibits AHP from developing, manufacturing or selling the finished product; (iv) a U.S. or European patent issues with claims which materially impact AHP's marketing activities; or (v) the commercial viability of the finished product deteriorates so that AHP cannot reasonably expect to profitably capture more than a designated portion of the defined taxane market.

The contract also called for advance purchase payments totaling up to $3,400,000 contingent upon the following milestones being met: the first filing of a product registration for a finished product anywhere in the world, first approval of such product registration, the first filing of such a product registration in the United Kingdom, Germany or France, upon approval of such foreign product registration, upon filing of such product registration with the FDA and upon approval of such FDA registration. Amounts otherwise payable to the Company by AHP as royalties when finished products are sold will be reduced by as much as 30% in any calendar year until such reductions aggregate advance purchase payments previously made. The Company has accounted for these advance payments received as customer deposits on the balance sheet.

AHP has agreed to indemnify the Company against damages based upon use or sale of the finished product, except that the parties have agreed to share the costs of defending any patent infringement case based upon such use or sale.

During the second quarter of fiscal 1998, the Company completed its minimum contractual requirements to sell bulk paclitaxel to AHP for its development needs, including final product formulations and clinical trials. On July 8, 1997, the Company announced that AHP, through Immunex, had received approval to sell generic paclitaxel in Canada. This marked the first approval in North America for a generic form of paclitaxel and is the first approval under the Company's ten-year agreement with AHP. This approval provides the Company the possibility of realizing royalty income depending upon the success of Immunex's marketing efforts in Canada. Management does not expect royalty income to be significant in fiscal 1998.

During the first quarter of fiscal 1997, AHP notified the Company of its decision to maintain exclusivity of the supply of paclitaxel from the Company in the United States and Canada. In addition, AHP released its exclusive supply position in the rest of the world.

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


DISCONTINUED OPERATIONS

On September 13, 1996, the Company adopted plans to sell substantially all of the net assets of its secondary forest products subsidiary, Hauser Northwest, Inc., d/b/a Ironwood Evergreens ("Ironwood"). On October 11, 1996, this sale was completed. Revenues for Ironwood were $964,956 and $2,526,351 for the three and six months ended October 31, 1996, respectively.

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

RESULTS OF CONTINUING OPERATIONS:

Below is a table which summarizes the Company's results of continuing operations as a percentage of total revenues.


                                                                    Three months        Six months
                                                                    ended October 31,   ended October 31,
                                                                    1997      1996      1997      1996
Total revenues                                                      100.0%    100.0%    100.0%    100.0%
Gross profit                                                          9.9%      8.3%     17.4%      7.5%
Research and development                                             13.1%     12.5%      9.2%     11.4%
Sales and marketing                                                   8.9%      5.8%      7.9%      7.0%
General and administrative                                           19.4%     20.6%     18.5%     23.0%
Loss from operations                                                (31.5)%   (30.6)%   (18.1)%   (33.9)%
Other income, net                                                     4.3%      1.9%      4.1%      2.6%
Loss from continuing operations before taxes                        (27.3)%   (28.8)%   (14.1)%   (31.3)%
Loss from continuing operations                                     (17.5)%   (20.7)%    (9.1)%   (22.5)%
Loss from discontinued operations                                      -         -         -      (28.3)%
Net loss                                                            (17.5)%   (20.7)%    (9.1)%   (50.8)%

REVENUES. A breakout of the Company's revenues by product and service groupings for its continuing operations is as follows:

                                                    Three months ended          Six months ended
                                                        October 31,                 October 31,
                                                    1997          1996          1997          1996
Natural ingredients products (includes
   nutraceuticals, natural flavor extracts
   and food ingredients)                            $ 2,518,077   $ 1,808,450   $ 5,340,232   $ 3,566,524
Technical services (includes Hauser Laboratories      3,015,024     2,310,937     5,778,243     4,550,533
   and Shuster Laboratories, Inc.)
Pharmaceuticals                                         565,329     1,768,917     2,525,472     2,687,942
                                                    $ 6,098,430   $ 5,888,304   $13,643,947   $10,804,999

Total revenues increased 3.6% to $6,098,430 in the second quarter of fiscal 1998, from $5,888,304 in the second quarter of fiscal 1997, the result of increased revenues in natural ingredients products and technical services, offset by a decrease in pharmaceuticals revenues.

Natural Ingredients:
Natural ingredients product revenues increased approximately
39% and 50% in the three and six months ended October 31, 1997, respectively, as compared to the same periods in last the fiscal year.

The increases are primarily attributable to success in selling nutraceutical products. In the quarter ended October 31, 1997, nutraceuticals revenues were $2,342,380, an increase of $979,358, or 72%, from revenues of $1,363,022 in the same quarter last year. In the six months ended October 31, 1997, nutraceuticals revenues were $4,797,758, an increase of 105% over the same period in fiscal year 1997.

However, these increases were offset by decreased sales of natural flavor extracts, which totaled $148,563 in the second quarter of fiscal 1998, compared to $444,528 in the second quarter of fiscal 1997, a decrease of 67%. Revenues from natural flavor extracts in the six months ended October 31, 1997, were $497,873, a decrease of 58% from the prior year. This decrease was the result of the loss of specific product sales to a customer that decided to use other ingredients in its final product. Management believes that other sales opportunities exist to replace this customer loss.

Additionally, the Company sold food ingredients products of $27,133 in the second quarter of fiscal 1998, compared to revenues of $900 in the second quarter of fiscal 1997. Food ingredients revenues in the six months ended October 31, 1997, were $44,603 compared to revenues of $33,170 in the six months ended October 31, 1996.

Technical Services:
Technical services revenues were $3,015,024 in the quarter ended October 31, 1997, compared to $2,310,937 in the same quarter of fiscal 1997, an increase of 30.5%. During the six months ended October 31, 1997, technical services revenues of $5,778,243 increased 27% over revenues of $4,550,533 in the same period last fiscal year. These increases were due primarily to a general price increase for services provided as well as concentrated efforts to increase projects that relate to custom synthesis and natural product isolation for clients in the pharmaceuticals industry.

Pharmaceuticals:
Revenues from pharmaceutical products in the quarter ended October 31, 1997, decreased 68% compared to the same quarter in fiscal 1997. This was primarily because of decreased sales of bulk paclitaxel to AHP as the minimum contractual purchase commitment for the product was fulfilled early in the second quarter of fiscal 1998. Management does not expect to ship additional paclitaxel to AHP for the next twelve to eighteen months because of the inventory level this customer has on hand. Revenues from the sale of bulk paclitaxel could remain low for the next several quarters unless the Company is successful in selling this product to other customers. For the six months ended October 31, 1997, pharmaceuticals revenues decreased 6%, primarily because of the reduction of sanguinaria extract sales, offset by increased sales of paclitaxel to new customers during the first quarter of fiscal 1998.

The Company recognized revenues of $390,926 and $596,907 for the shipment of sanguinaria extract to Colgate during the three and six months ended October 31, 1996, respectively, while no revenues from the sale of sanguinaria extract were recognized in the same periods ended October 31, 1997, because the Company's contract with Colgate was completed in fiscal 1997. The Company does not expect additional orders for this product in the foreseeable future. The expiration of the contract with Colgate did not and will not have a material impact on the operations of the Company.

GROSS PROFIT. Total gross profit for the Company was 9.9% and 8.3% of total revenues in the quarters ended October 31, 1997, and 1996, respectively, and 17.4% and 7.5% of total revenues in the six month periods ended October 31, 1997, and 1996, respectively. The change is the result of lower sales of paclitaxel offset by increased sales of nutraceuticals products sold during the quarter. In the six month periods ended October 31, 1997, and 1996, gross profit for the natural products industry segment was 10.6% and negative 2.5% of total revenues, respectively. This increase was the result of higher margin sales of paclitaxel in the first quarter of fiscal 1998, and increased sales of nutraceuticals.

Gross profit for technical services increased in the three and six months ended October 31, 1997, to 26.2% and 26.7%, respectively, from 20.2% and 21.3% in the three and six months ended October 31, 1996, respectively. These increases are the result of efforts to improve productivity as well as an increase in projects that allow for more value-added pricing, thereby improving gross profits.

OPERATING EXPENSES. Research and development expenses were $800,450 in the quarter ended October 31, 1997, compared to $737,283 in the quarter ended October 31, 1996, an increase of almost 9%. Research and development expenses in the six months ended October 31, 1997, were $1,257,762, a 2% increase over the same period last year. The increase in research and development costs is related to the development of the process to manufacture paclitaxel from cultivated sources and increased efforts to develop other natural ingredients products. The Company intends to actively continue research and development efforts.

Sales and marketing expenses in the quarter ended October 31, 1997, were $545,223, an increase of $204,228, or 60% over the same three month period last year. Sales and marketing expenses in the six months ended October 31, 1997, were $1,071,706, a 42% increase over the same period last year. The increase represents the Company's accelerated efforts to market new products, particularly in the areas of pharmaceuticals, nutraceuticals and natural food ingredients. In addition, sales and marketing expenses in fiscal 1998, include higher payments of commissions to external distributors due to increased revenues.

General and administrative expenses were $1,183,093 in second quarter of fiscal 1998, a 2% decrease compared to general and administrative expenses in the same quarter of fiscal 1997. For the six months ended October 31, 1997, general and administrative expenses were $2,518,640, an increase of 1% over the same period last year. These slight variations are the result of management's continued efforts to maintain general and administrative expenses while growing the revenue base.

INTEREST INCOME. Interest income was $89,757 and $199,877 in the three and six months ended October 31, 1997, respectively, compared $112,247 and $300,496 in the three and six months ended October 31, 1996, respectively. The decrease is the result of less capital available for investment.

OTHER INCOME. The Company sold its remaining shares of stock of a public company during the second quarter of fiscal 1998 for $219,300 and recognized a gain of $170,850 For the six months ended October 31, 1997, the total gain recognized from the sale of this stock was $361,461.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Total cash and cash equivalents and short-term investments were $7,418,098 at October 31, 1997, compared to $8,576,302 at April 30, 1997. The decrease is primarily the result of an increase in accounts receivable and the purchase of raw materials and capital equipment.

The Company has a revolving line of credit totaling $8,850,000 which expires on June 30, 2000. As of October 31, 1997, $8,779,650 was available for use under this line of credit as $70,350 had been applied against a letter a credit for the purchase of raw materials. Under the terms of the loan agreement, all assets of the Company, with the exception of intangibles, are secured by the bank. As of October 31, 1997, the Company was not in compliance with the financial covenants for the line of credit. The Company has obtained a waiver from the bank and plans to negotiate a change in the financial covenants. Additionally, the Company has a lease credit line with a bank of $564,000; as of October 31, 1997, $435,460 was available for use under this line.

Management believes that current cash reserves and the revolving line of credit are sufficient to meet the Company's short-term liquidity needs. Further, management believes that funds generated from business opportunities discussed earlier, including the new contracts secured by the Company, will be sufficient to meet the liquidity needs of the Company on a long-term basis.

WORKING CAPITAL. Working capital as of October 31, 1997 was $19,065,460 compared to $21,162,501 as of April 30, 1997. This decrease is primarily attributable to the use of cash and cash equivalents plus short-term investments for the purchase of capital equipment, and an increase in deposits which represent advance payments from customers.

PROPERTY AND EQUIPMENT. Purchases of property and equipment in the first six months of fiscal 1998, totaled $984,659. This was primarily the result new construction and improvements to manufacturing equipment for the production of nutraceuticals and food ingredients products and development and processing of paclitaxel from cultivated sources.

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

Part 2.

Item 1.          Legal Proceedings.
                 None

Item 2.          Changes in Securities.
                 None

Item 3.          Defaults Upon Senior Securities.
                 None

Item 4.          Submission of Matters to a Vote of Security
Holders.
                 The Company's annual meeting of shareholders was held October 30, 1997.

1. The following directors were re-elected to serve as directors of the Company for the following year: William E.
Coleman, Stanley J. Cristol, Randall J. Daughenbaugh,
Christopher W. Roser, Robert F. Saydah, Dean P. Stull and Bert
M. Tolbert.

The votes cast for, against or withheld as to each director nominee is as follows:

To elect seven (7) Directors:

Director                  For           Against/Withheld
Dean P. Stull             8,987,657     298,932
Randall J. Daughenbaugh   8,964,364     322,225
Stanley J. Cristol        8,988,981     297,608
Bert M. Tolbert           8,983,312     303,277
William E. Coleman        8,990,999     295,590
Christopher W. Roser      8,988,633     297,956
Robert F. Saydah          8,990,143     296,446

2. The shareholders also voted upon a proposal to: a) amend and extend the term of the 1987 non-qualified stock option plan and b) increase the number of shares of common stock available for reissue thereunder by 500,000 shares from 718,720 to 1,218,720.

     The shareholders approved the proposal by the following action:

     For           Against     Withheld
     8,443,734     554,624     288,231

Item 5.          Other Information.
                 None

Item 6.          Exhibits and Reports on Form 8-K.
                 None

FORM 10 Q

SIGNATURES

Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAUSER, INC.


Date:  December 5, 1997

/s/ Dean P. Stull
    Chairman of the Board, Chief Executive Officer, and
President

Date:  December 5, 1997

/s/ David I. Rosenthal
    Chief Financial Officer and Treasurer