Form 10-Q
period 1998-01-31
HAUSER CHEMICAL RESEARCH INC
filed 1998-03-16
CIK 773723

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended
January 31, 1998                   Commission File No. 0-17174


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

Yes  X          No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value          10,432,650
             Class             Outstanding at January 31, 1998

Part 1.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Statements of Operations (Unaudited) -
           Three and nine months ended January 31, 1998
           and January 31, 1997                              1

          Consolidated Balance Sheets -
            January 31, 1998 and April 30, 1997              2

          Consolidated Statements of Cash Flows -
            Nine months ended January 31, 1998 and
            January 31, 1997                                 3

          Notes to Condensed Consolidated Financial
            Statements                                     4-6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations  7-15

Part 2.  OTHER INFORMATION

         Item 1.  Legal Proceedings.                        16

         Item 2.  Changes in Securities.                    16

         Item 3.  Defaults Upon Senior Securities.          16

         Item 4.  Submission of Matters to a Vote of
                  Security Holders.                         16

         Item 5.  Other Information.                        16

         Item 6.  Exhibits and Reports on Form 8-K.         16

         SIGNATURE PAGE                                     17

HAUSER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

                                              Three months ended             Nine months ended
                                              January 31,                    January 31,
                                              1998            1997           1998            1997
REVENUES:
  Natural product processing                  $2,834,250      $5,785,729     $10,699,954     $12,040,195
  Technical services                           4,283,919       2,171,987      10,062,162       6,722,520
        Total revenues                         7,118,169       7,957,716      20,762,116      18,762,715

COST OF REVENUES:
  Natural product processing                   2,759,628       3,642,698       9,780,287      10,054,444
  Technical services                           2,965,616       1,812,834       7,214,803       5,396,253
        Total cost of revenues                 5,725,244       5,455,532      16,995,090      15,450,697

GROSS PROFIT                                   1,392,925       2,502,184       3,767,026       3,312,018

OPERATING EXPENSES:
  Research and development                       536,128         422,984       1,793,890       1,656,182
  Sales and marketing                            561,695         458,461       1,633,401       1,212,656
  General and administrative                   1,369,283       1,718,685       3,887,923       4,203,566
        Total operating expenses               2,467,106       2,600,130       7,315,214       7,072,404

LOSS FROM OPERATIONS                          (1,074,181)        (97,946)     (3,548,188)     (3,760,386)

OTHER INCOME (EXPENSE):
  Interest income                                 81,363         119,014         281,240         419,510
  Interest expense                                (3,380)         (1,743)        (10,043)        (16,728)
  Other                                                -               -         361,461               -
        Other income - net                        77,983         117,271         632,658         402,782

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES                             (996,198)         19,325      (2,915,530)     (3,357,604)

INCOME TAX BENEFIT (PROVISION)                   348,835          (5,411)      1,020,435         939,950

INCOME (LOSS) FROM CONTINUING OPERATIONS        (647,363)         13,914      (1,895,095)     (2,417,654)

DISCONTINUED OPERATIONS:
  Loss from operations, net of
    applicable income taxes                            -               -               -        (609,287)
  Loss on disposal, net of
    applicable income taxes                            -               -               -      (2,446,760)

LOSS FROM DISCONTINUED OPERATIONS                      -               -               -      (3,056,047)

NET INCOME (LOSS)                              $(647,363)        $13,914     $(1,895,095)    $(5,473,701)

INCOME (LOSS) PER SHARE - BASIC:
  Continuing operations                           $(0.06)          $0.00          $(0.18)         $(0.23)
  Discontinued operations                              -               -               -           (0.30)
        Net income (loss) per share               $(0.06)          $0.00          $(0.18)         $(0.53)

INCOME (LOSS) PER SHARE - DILUTED:
  Continuing operations                           $(0.06)          $0.00          $(0.18)         $(0.23)
  Discontinued operations                              -               -               -           (0.30)
        Net income (loss) per share               $(0.06)          $0.00          $(0.18)         $(0.53)

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC                                       10,428,237      10,471,005      10,420,632      10,405,818

  DILUTED                                     10,428,237      10,800,029      10,420,632      10,405,818

See notes to consolidated financial statements.


HAUSER,
CONSOLIDATED BALANCE
                                                                    January 31,       April 30,
ASSETS                                                              1998              1997
                                                                    (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                         $  2,785,092      $  8,379,551
  Held-to-maturity investments                                            97,486           196,751
  Accounts receivable, less allowance for doubtful accounts:
      January 31, 1998, $328,470; April 30, 1997, $359,632             6,777,561         4,961,132
  Income taxes receivable                                                      -         1,445,046
  Inventories, current                                                 9,949,340         7,073,295
  Prepaid expenses and other                                             418,566           406,325
  Net deferred income tax assets                                       1,755,653         1,684,961
        Total current assets                                          21,783,698        24,147,061

PROPERTY AND EQUIPMENT
  Land and buildings                                                   7,605,690         7,418,526
  Lab and processing equipment                                        31,340,834        29,513,011
  Furniture and fixtures                                               4,492,418         4,459,006
        Total property and equipment                                  43,438,942        41,390,543
  Accumulated depreciation and amortization                          (20,895,049)      (18,204,486)
        Net property and equipment                                    22,543,893        23,186,057

OTHER ASSETS:
  Goodwill, less accumulated amortization:
       January 31, 1998, $864,362; April 30, 1997, $651,772            2,033,770         2,182,791
  Inventories, non-current                                            14,693,691        14,710,409
  Deposits                                                             3,824,557         1,414,373
  Other                                                                1,926,167         1,157,187
        Total other assets                                            22,478,185        19,464,760

TOTAL                                                                $66,805,776       $66,797,878

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $  2,099,118      $  1,486,499
  Current portion of long term debt                                      249,306           171,916
  Accrued salaries and wages                                           1,151,881           960,698
  Deposits                                                               671,934           200,000
  Other accrued current liabilities                                      561,217           165,447
        Total current liabilities                                      4,733,456         2,984,560

LONG TERM LIABILITIES
  Capital lease obligations                                              468,116            84,658
  Other                                                                    5,000            37,106

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value; 50,000,000 shares authorized;
     shares issued: January 31, 1998, 10,432,650;
     April 30, 1997, 10,419,028                                           10,433            10,419
  Additional paid-in capital                                          58,670,916        58,622,066
  Unrealized gain on available-for-sale investment,
    net of income taxes                                                        -           246,119
  Retained earnings                                                    2,917,855         4,812,950
        Net stockholders' equity                                      61,599,204        63,691,554

TOTAL                                                                $66,805,776       $66,797,878

See notes to consolidated financial statements.


HAUSER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
                                                               Nine months ended
                                                               January 31,
                                                               1998              1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $ (1,895,095)     $ (5,473,701)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
  Depreciation and amortization                                   2,839,584         3,419,451
  Loss on disposal of discontinued operations                             -         2,446,760
  Loss on disposal of assets                                              -           344,255
  Gain on sale of investment                                       (361,461)                -
  Amortization of investment premium (discount)                           -            (1,875)
  Deferred income tax benefit                                    (1,091,127)         (405,391)
  Change in deposits                                             (2,410,184)         (757,183)
  Change in other assets                                            115,144            92,579
Change in assets and liabilities
       Accounts receivable                                       (1,816,429)       (1,359,062)
       Income taxes receivable                                    1,445,046           (72,049)
       Inventories                                               (3,006,153)       (4,611,401)
       Prepaid expenses and other                                   (12,241)         (183,862)
       Accounts payable                                             612,619           830,326
       Customer deposits                                            471,934           491,921
       Other accrued liabilities                                    586,953          (135,347)
Net cash used in operating activities                            (4,521,410)       (5,374,579)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                            (1,529,485)       (1,326,693)
  Proceeds from sale of investments                                 458,479                 -
  Sale of Ironwood net assets                                             -           250,000
  Issuance of notes receivable                                      (60,000)                -
  Purchase of investments                                          (194,922)         (199,646)
  Maturity of investments                                           294,187         7,000,000
Net cash (used in) provided by investing activities              (1,031,741)        5,723,661

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                                      (90,172)         (443,099)
  Proceeds from issuance of common stock                             48,864           176,472
Net cash (used in) provided by financing activities                 (41,308)         (266,627)

Net increase (decrease) in cash and cash equivalents             (5,594,459)           82,455

Cash and cash equivalents, beginning of period                    8,379,551         7,428,752

Cash and cash equivalents, end of period                         $2,785,092        $7,511,207

See notes to consolidated financial statements.

HAUSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF JANUARY
31, 1998 AND APRIL 30, 1997 AND FOR THE THREE AND NINE MONTH
PERIODS ENDED JANUARY 31, 1998 AND 1997 (UNAUDITED)

1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of January 31, 1998 and results of its operations and cash flows for the periods ended January 31, 1998 and 1997. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain fiscal 1997 amounts have been reclassified to conform to the fiscal 1998 presentation.

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

3. INVENTORIES
Raw material, work in process, and finished goods inventories, which include costs of materials, direct labor and manufacturing overhead, are priced at the lower of average cost or market. Writedowns for excess and obsolete inventories are charged to expense in the period when conditions giving rise to the writedowns are first recognized. The Company purchases raw material inventory during harvest seasons, generally in the spring and fall. These purchases may take place well in advance of scheduled production of finished product.

Non-current inventories represent raw materials, work in process, and finished goods in various stages of completion in excess of shipments expected to occur in the next fiscal year.
Inventories are classified as follows:

                                    January 31,   April 30,
                                    1998          1997
Raw materials and supplies          $ 4,713,364   $ 3,373,554
Work in process                      14,654,796    13,019,432
Finished goods                        5,635,571     5,952,775

Total before valuation allowance     25,003,731    22,345,761
Less valuation allowance               (360,700)     (562,057)
Total inventories                    24,643,031    21,783,704

Less non-current inventories         14,693,691    14,710,409
Current portion of inventories      $ 9,949,340   $ 7,073,295

Paclitaxel related inventory at January 31, 1998 and April 30,
1997, was $15,145,553 and $14,371,945, respectively.

4. NET (LOSS) EARNINGS PER SHARE
On December 15, 1997 the Company was required to adopt Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). This statement establishes standards for computing and presenting basic and diluted earnings per share. Under this statement, basic earnings or loss per share is computed by dividing the net earnings or loss by the weighted average number of shares of common stock outstanding. Diluted earnings or loss per share is determined by dividing the net earnings or loss by the sum of (1) the weighted average number of common shares outstanding, (2) if not anti-dilutive, the effect of outstanding stock options determined utilizing the treasury stock method. As a result of adopting SFAS No. 128, reported (loss) earnings per share for the periods ended January 31, 1997 were restated. The effect of this accounting change on previously reported (loss) earnings per share is as follows were:

                                                Three months ended     Nine months ended
                                                January 31,            January 31,
                                                1997                   1997
Primary (loss) earning per share under
     previous reporting requirements:
     Continuing operations                      $ 0.00                 $(0.23)
     Discontinued operations                                           $(0.30)
          Net income (loss) per share           $ 0.00                 $(0.53)

Effect of SFAS No. 128
     Continuing operations                      $ 0.00                 $ 0.00
     Discontinued operations                    $ 0.00                 $ 0.00
          Net income (loss) per share           $ 0.00                 $ 0.00

Basic (loss) earnings per share as restated
     Continuing operations                      $ 0.00                 $(0.23)
     Discontinued operations                                           $(0.30)
          Net income (loss) per share           $ 0.00                 $(0.53)

Effect of SFAS No. 128
     Continuing operations                      $ 0.00                 $ 0.00
     Discontinued operations                    $ 0.00                 $ 0.00
          Net income (loss) per share           $ 0.00                 $ 0.00

Diluted (loss) earnings per share
     Continuing operations                      $ 0.00                 $(0.23)
     Discontinued operations                                           $(0.30)
          Net income (loss) per share           $ 0.00                 $(0.53)

                                            Three months ended                      Nine months ended
                                            January 31, 1998                        January 31, 1998
                                                                         Per Share                                 Per Share
                                            Income        Shares         Amount     Income          Shares         Amount
Net Income                                  $(647,363)                              $(1,895,095)

Basic Earnings per Share:
Income available to common shareholders     $(647,363)    $10,428,237    $(0.06)    $(1,895,095)    $10,420,632    $(0.18)

Options and warrants outstanding *                                  -                                         -

Diluted Earnings per share
Income available to common stockholders
plus assumed conversions                    $(647,363)    $10,428,237    $(0.06)    $(1,895,095)    $10,420,632    $(0.18)


                                            Three months ended                      Nine months ended
                                            January 31, 1997                        January 31, 1997
                                                                         Per Share                                 Per Share
                                            Income        Shares         Amount     Income          Shares         Amount
Net Income                                  $  13,914                               $(5,473,701)
Basic Earnings per Share:
Income available to common shareholders     $  13,914     $10,471,005    $ 0.00     $(5,473,701)    $10,405,818    $(0.53)

Options and warrants outstanding *                            329,024                                         -

Diluted Earnings per share
Income available to common stockholders
plus assumed conversions                    $  13,914     $10,800,029    $ 0.00     $(5,473,701)    $10,405,818    $(0.53)

*  Options and warrants have not been included in the calculations for the periods ended January 31, 1998 and nine month periods ended January 31, 1997 as they are anti-dilutive. Options and warrants outstanding for the three and nine months ended
January 31, 1998 were 617,517 and 553,875 respectively, and for the three and nine months ended January 31, 1997 were 518,540 and 491,363 respectively.

The effect of implementing SFAS No. 128 did not have a material impact on the financial statements of the Company.

5. COMMITMENTS
During the quarter ended October 31, 1997, the Company guaranteed a bank loan for another company and has pledged
100,000 shares of stock as collateral against the loan. The
Company provided this guarantee to obtain exclusive sales and marketing rights for a unique dietary supplement and functional food product.

Part 1, Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company's financial performance in the quarter ended January 31, 1998, declined compared to the same quarter in the prior fiscal year. However, for the nine months ended January 31, 1998, operating results improved over the same period last year. Year-to-date, total revenues increased 11% over the same period last year, and the loss from continuing operations improved almost 22%. Comparing the quarters ended January 31, 1998 and October 31, 1997, total revenues increased almost 17% and operating loss declined 39% in the third quarter of fiscal 1998. In comparison with the quarter ended January 31, 1997, total revenues in the quarter ended January 31, 1998, decreased almost 11%, gross margin decreased from approximately 31% of total revenues to 20% of total revenues, total operating expenses decreased 5%, and the loss from operations increased by $976,235.

This decline in operating performance results from lower sales of bulk paclitaxel in the third quarter of fiscal 1998. In the third quarter of fiscal 1997, revenues from bulk paclitaxel were $4,123,891 due to significant orders from two customers. Management was not certain that this level of bulk paclitaxel sales would continue in subsequent quarters. In the quarter ended January 31, 1998, revenues from bulk paclitaxel were $522,400.

In the third quarter fiscal 1998, however, Natural Ingredients revenues increased 44% over the same period last year and revenues from Technical Services increased 97% over the third quarter of fiscal 1997. These growth rates substantiate the Company's strategy to diversify its product lines, be less dependent on sales of pharmaceutical products, and focus resources for growth in the Natural Ingredients and Technical Services business units. Revenues from Pharmaceuticals declined 85% in the quarter compared to last year, because of unusually high sales in the quarter ended January 31, 1997 and as regulatory issues and on-going litigation have created some uncertainty in the paclitaxel market. Pharmaceutical sales are largely dependent upon the Company's strategic customers, and legal and regulatory issues that are out of the Company's control create unpredictability quarter-to-quarter.

The Company's operating performance continues to improve, although the Company is not consistently profitable at this time. Management believes that the growth of revenues from the natural ingredients and technical services business groups has nearly reached the level required to cover fixed overhead costs and allow the Company to return to profitability. Management believes that the Company could attain sustained profitability during the next fiscal year; however, there can be no assurance of when profitability will again be realized.

The following is a discussion of the Company's activities in its continuing operations.

NATURAL INGREDIENTS

Nutraceuticals - The term nutraceuticals is used to identify the broad range of natural, healthful products that are used to supplement the diet by increasing the total dietary intake of important nutrients. The United States market for herbal and botanical supplements is estimated to be $2.3 billion, and is growing at over 20% per year, according to industry sources. The Company's products include liquid and dry herbal extracts of Echinacea, Valerian, St. John's Wort, Siberian ginseng, Panax ginseng, Ginger, Goldenseal and Rosemary (RoseOx[Registered Trademark]). Management believes that the Company's expertise in the production of special products from natural sources and its extensive regulatory experience position it well in this market area.

During the quarter ended January 31, 1998, the Company expanded its relationship with its customer, PharmaPrint, Inc. ("PharmaPrint"), through the completion of several new agreements. On December 3, 1997, the Company announced that the value of the contracts with PharmaPrint is expected to be $20 million over the next three years. The Company will manufacture various botanical extracts and provide research and development services focused on PharmaPrint's herbal-based pharmaceuticals. Sales to PharmaPrint in the three and nine months ended January 31, 1998 were 21% and 10% of total revenues, respectively.

On November 14, 1996, the Company signed a three-year contract to supply RoseOx[Registered Trademark], an antioxidant nutraceutical product, to D&F Industries ("D&F"), a manufacturer of vitamin and food supplement products. Under that agreement, D&F had exclusive marketing rights to the Company's antioxidant nutraceutical products, RoseOx[Registered Trademark] and RoseOx660[Registered Trademark], in the multi-level dietary supplement and cosmetic markets. The Company began shipping product under this contract during the third quarter of fiscal year 1997, and delivered contractual quantities through the second quarter of fiscal 1998. Sales to D&F comprised 7% of total revenues in the nine-month periods ended January 31, 1998 and 1997.

On November 6, 1997, the Company announced it had mutually agreed with D&F, to cancel the exclusivity agreement between the companies. D&F will remain a customer of the Company's natural products. A sales and marketing program by the Company is now underway as this change in exclusivity allows the Company to market RoseOx[Registered Trademark] products directly through its sales force. While sales volumes of this product are not yet at previous levels, initial sales have already occurred.

Because of the Company's ability to now market these products through its sales force, management believes the modification of the D&F contract will not have a material adverse impact on future operations.

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

Minimal revenue from natural food ingredients products was recognized in the third quarter of fiscal 1998, but shipments are expected to increase because of expanded marketing efforts and resultant interest expressed by potential customers. The Company announced on November 3, 1997, its signing of a three year agreement with RFI Ingredients ("RFI"), whereby RFI will serve as exclusive distributors for the Company's NaturEnhance[Trademark] product lines to the foods and beverages industries. To improve the success of these products, the Company has reduced the number of products offered to allow for improved marketing focus and technical support of the remaining products. However, management is unable to predict the timing and amount of future revenues from natural food ingredients products.

TECHNICAL SERVICES

The Technical Services business unit, comprised of Hauser Laboratories and Shuster Laboratories, Inc., (the Company's wholly-owned subsidiary), operates as a single entity in the research and development, formulation, analysis and project delivery to fee-for-service clients. During the third quarter of fiscal 1998, Technical Services revenues increased 97% over the same quarter last year, as the Company concentrated its efforts on increasing the number of projects related to custom synthesis and natural products isolation in the pharmaceuticals industry. Additionally, research and development services from both Hauser and Shuster laboratories were sold to PharmaPrint during the quarter as part of the expanded relationship mentioned earlier.

The Company announced on November 6, 1997, a collaborative agreement with The National Institute on Drug Abuse ("NIDA"), for custom synthesis of drug compounds that are under development as potential treatment agents for various drug addictions. Under the agreement, the Company will receive $2.3 million over a three-year period.

Management believes that demand for technical services will continue to increase and expects this business unit to grow. Ongoing marketing efforts in the Company's Technical Services business unit will be centered on projects that provide opportunity to employ the collective capabilities of the Hauser Laboratories and Shuster Laboratories team.

PHARMACEUTICALS

The Company and its customer, Yew Tree Pharmaceuticals ("Yew Tree") had been named in a lawsuit filed by Bristol Myers-Squibb Company ("Bristol") in the Netherlands, alleging patent infringement in Europe. On July 24, 1997, the District Court in the Netherlands ruled against Bristol in this proceeding denying Bristol's request for an injunction to stop Yew Tree from selling their product while the patent validity is determined. Subsequent to this result, Bristol has appealed the court's findings. Bristol has also applied for and been granted patents related to paclitaxel-based treatments in the United States. Such actions by Bristol, if successful, could substantially reduce the market for the Company's paclitaxel-based products. The Company believes that these actions by Bristol cannot be sustained, and intends to devote resources to defend its right to market its paclitaxel product in the United States and Europe. If the Company is not successful in these efforts, the recovery of its investment in paclitaxel related assets (including $15,145,553 of paclitaxel related inventory at January 31, 1998) may be significantly delayed.

Further, the Company's customers wishing to enter the market for paclitaxel-based therapies must obtain proper regulatory approval before they can formulate and sell paclitaxel in final form. Any delays in obtaining such approval will similarly delay the Company's recovery of its investment in its paclitaxel-based products. On November 26, 1997, Immunex Corporation ("Immunex"), majority owned by American Home Products, Inc. ("AHP"), announced that The U.S. Food and Drug Administration ("FDA") had accepted for review Immunex's abbreviated new drug application for generic paclitaxel. On January 21, 1998, Bristol filed a patent infringement lawsuit against Immunex. Now, the FDA may withhold clearance of Immunex's generic drug application until the earlier of June 2000, or until a court enters a final judgment finding the patents invalid, unenforceable or not infringed.

On May 12, 1994, the Company entered into a multi-year, worldwide and mutually exclusive Supply Agreement ("Supply Agreement") with AHP, formerly American Cyanamid Company, whereby the Company would supply bulk paclitaxel to AHP. The Company has been supplying bulk paclitaxel to AHP on a two-part formula price basis which includes an initial minimum payment upon shipment of the bulk paclitaxel and a subsequent final payment, in the form of a royalty, when AHP sells finished products which contain the bulk paclitaxel. The contract calls for certain minimum purchase requirements (which are subject to variation based upon the Company's production costs) which resulted in aggregate minimum payments of approximately $8,841,000 during the first three years (ending August 1997). The minimum aggregate payments are nonrefundable subject only to traditional product warranty criteria. AHP is not required to purchase additional product after August 1997. Sales to AHP were less than 10% of total revenues in the three and nine months ended January 31, 1998, and were 6% and 12% of total revenues in the three and nine months ended January 31, 1997.

The Supply Agreement has a ten-year term which can be renewed by AHP for an additional ten-year period. Either company may terminate the contract upon the occurrence of uncured breaches of contract or the insolvency of the other party. Additionally, during the first five contract years, AHP can terminate the Agreement in whole or in part if (i) the FDA or a foreign regulatory agency imposes significant restrictions upon the manufacture, use or sale of bulk paclitaxel or finished product; (ii) the development program in foreign markets is significantly more burdensome than contemplated;
(iii) a third party claim (including a claim of patent infringement) materially inhibits AHP from developing, manufacturing or selling the finished product; (iv) a U.S. or European patent issues with claims which materially impact AHP's marketing activities; or (v) the commercial viability of the finished product deteriorates so that AHP cannot reasonably expect to profitably capture more than a designated portion of the defined taxane market.

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

On November 7, 1996, the Company signed a contract with Yew Tree to supply GMP bulk paclitaxel for use in Europe and Eastern Europe. The value of this contract is estimated to be $11,000,000 and has an initial three-year term. Purchases by Yew Tree depend on necessary governmental approvals in various European countries. The agreement is mutually exclusive to both parties, except for the Company's existing obligation to supply paclitaxel to AHP in Europe and Eastern Europe, which obligation is pursuant to the Company's existing contract. Sales to Yew Tree were 26% and 11% of total revenues in the three and nine months ended January 31, 1997; no sales of bulk paclitaxel to Yew Tree were recognized in the three and nine months ended January 31, 1998.

DISCONTINUED OPERATIONS

On September 13, 1996, the Company adopted plans to sell substantially all of the net assets of its secondary forest products subsidiary, Hauser Northwest, Inc., d/b/a Ironwood Evergreens ("Ironwood"). On October 11, 1996, this sale was completed. Revenues for Ironwood were $2,526,351 in the nine months ended January 31, 1997.

During the first and second quarters of fiscal 1997, certain events occurred which had significant negative impacts on the Company's secondary forest products business. Ironwood's operating results during the first and second quarters of fiscal 1997 were unacceptable and well below management's expectations, especially in light of corrective measures imposed over the prior nine months. Ironwood's operating loss in the six-month period ended October 31, 1996, was $846,232.

Because of the foregoing, and in order to retain cash for its core businesses and improve the Company's operating position going forward, management decided on September 13, 1996, that this business should be sold. This sale was completed on October 11, 1996. The results for the first quarter of fiscal 1997 include a non-recurring charge for the divestiture of Ironwood.

The Company received cash of $250,000, a promissory note of $400,000 and a basic earnout of no more than $550,000. The earnout is based upon 75% of the buyer's net cash flow, if any, derived from the business for the four-year period ending December 31, 2000. An additional earnout of 5% of the excess (if any) of net cash flow over the projected net cash flow in the buyer's five year plan is available to the Company. The maximum additional earnout is $400,000. The Company has not earned any amounts available under either the basic or additional earnout.

RESULTS OF CONTINUING OPERATIONS:

Below is a table which summarizes the Company's results of continuing operations as a percentage of total revenues.

                                                          Three months ended        Nine months ended
                                                          January 31,               January 31,
                                                          1998         1997         1998         1997
Total revenues                                            100.0 %      100.0 %      100.0 %      100.0 %
Gross profit                                               19.6 %       31.4 %       18.1 %       17.7 %
Research and development                                    7.5 %        5.3 %        8.6 %        8.8 %
Sales and marketing                                         7.9 %        5.8 %        7.9 %        6.5 %
General and administrative                                 19.2 %       21.6 %       18.7 %       22.4 %
Loss from operations                                      (15.1)%       (1.2)%      (17.1)%      (20.0)%
Other income, net                                           1.1 %        1.5 %        3.0 %        2.1 %
Income (loss) from continuing operations before taxes     (14.0)%        0.2 %      (14.0)%      (17.9)%
Income (loss) from continuing operations                   (9.1)%        0.2 %       (9.1)%      (12.9)%
Loss from discontinued operations                             -            -            -        (16.3)%
Net income (loss)                                          (9.1)%        0.2 %       (9.1)%      (29.2)%

REVENUES. A breakout of the Company's revenues by product and service groupings for its continuing operations is as follows:

                                                         Three months ended      Nine months ended
                                                         January 31,             January 31,
                                                         1998        1997        1998         1997
Natural ingredients products (includes nutraceuticals,   $2,184,845  $1,518,734  $ 7,512,678  $ 5,001,301
     natural flavor extracts and food ingredients)
Technical services (includes Hauser Laboratories          4,283,919   2,171,987   10,062,162    6,722,520
     and Shuster Laboratories, Inc.)
Pharmaceuticals                                             649,405   4,266,995    3,187,276    7,038,894
                                                         $7,118,169  $7,957,716  $20,762,116  $18,762,715

Total revenues decreased 11% to $7,118,169 in the third quarter of fiscal 1998, from $7,957,716 in the third quarter of fiscal 1997, the result of lower revenues from pharmaceuticals (paclitaxel sales declined from $4,123,891 in the quarter ended January 31, 1997 to $522,400 in the quarter ended January 31, 1998), offset by increases in revenues from natural ingredients products and technical services.

Natural Ingredients:
Natural ingredients product revenues increased approximately
44% and 50% in the three and nine months ended January 31, 1998, respectively, as compared to the same periods in last the fiscal year.

The increases are primarily attributable to success in selling nutraceutical products. In the quarter ended January 31, 1998, nutraceuticals revenues were $2,016,478, an increase of $888,534, or 79%, from revenues of $1,127,944 in the same quarter last year. In the nine months ended January 31, 1998, nutraceuticals revenues were $6,814,235, an increase of 96% over sales from nutraceuticals products of $3,468,821 in the nine months ended January 31, 1997.

However, these increases were offset by decreased sales of natural flavor extracts, which totaled $152,106 in the third quarter of fiscal 1998, compared to $300,961 in the third quarter of fiscal 1997, a decrease of 50%. Revenues from natural flavor extracts in the nine months ended January 31, 1998, were $649,979, a decrease of 57% from revenues of $1,493,437 in the prior year. This decrease was the result of the loss of specific product sales to a customer that decided to use other ingredients in its final product. Management believes that other sales opportunities exist to replace this customer loss.

Additionally, the Company sold food ingredients products of $16,261 in the third quarter of fiscal 1998, compared to revenues of $5,873 in the third quarter of fiscal 1997. Food ingredients revenues in the nine months ended January 31, 1998, were $48,464 compared to revenues of $39,043 in the nine months ended January 31, 1997. Finally, the Company sold non-GMP taxane sidestreams of $83,956 in the three months ended January 31, 1997.

Technical Services:
Technical services revenues were $4,283,919 in the quarter ended January 31, 1998, compared to $2,171,987 in the same quarter of fiscal 1997, an increase of 97%. During the nine months ended January 31, 1998, technical services revenues of $10,062,162 increased 50% over revenues of $6,722,520 in the same period last fiscal year. These increases were due primarily to work performed for PharmaPrint, a general price increase for services provided, and overall efforts to increase projects that relate to custom synthesis and natural product isolation for clients in the pharmaceuticals industry.

Pharmaceuticals:
Revenues from pharmaceutical products in the quarter ended January 31, 1998, decreased 85% compared to the same quarter in fiscal 1997. This was primarily because of decreased sales of bulk paclitaxel to Yew Tree Pharmaceuticals and AHP as the minimum contractual purchase commitment for the product was fulfilled early in the second quarter of fiscal 1998. Management does not expect to ship additional paclitaxel to AHP for the next twelve to eighteen months because of the inventory level this customer has on hand. Revenues from the sale of bulk paclitaxel could remain low for the foreseeable future unless the Company is successful in selling this product to other customers. For the nine months ended January 31, 1998, pharmaceuticals revenues decreased 55%, primarily because of the reduction of both paclitaxel sales mentioned above and sanguinaria extract sales.

The Company recognized revenues of $143,104 and $740,011 for the shipment of sanguinaria extract to Colgate during the three and nine months ended January 31, 1997, respectively, while no revenues from the sale of sanguinaria extract were recognized in the same periods ended January 31, 1998, because the Company's contract with Colgate was completed in fiscal 1997. The Company does not expect additional orders for this product in the foreseeable future. The expiration of the contract with Colgate did not and will not have a material impact on the operations of the Company.

GROSS PROFIT.       Total gross profit for the Company was
19.6% and 31% of total revenues in the quarters ended January 31, 1998, and 1997, respectively, and 18% of total revenues in the nine month periods ended January 31, 1998, and 1997. The change in the third quarter is the result of lower sales of paclitaxel offset by increased sales of nutraceuticals products sold during the quarter. In the nine-month periods ended January 31, 1998, and 1997, gross profit for the natural products industry segment was 8.6% and 16.5% of total natural product revenues, respectively. This decrease was the result of higher margin sales of paclitaxel in fiscal 1997.

Gross profit for technical services increased in the three and nine months ended January 31, 1998, to 30.8% and 28.3%, respectively, from 16.5% and 19.7% in the three and nine months ended January 31, 1997, respectively. These increases are the result of efforts to improve productivity as well as an increase in projects that allow for more value-added pricing, thereby improving gross profits.

OPERATING EXPENSES. Research and development expenses were $536,128 in the quarter ended January 31, 1998, compared to $422,984 in the quarter ended January 31, 1997, an increase of almost 27%. Research and development expenses in the nine months ended January 31, 1998, were $1,793,890, an 8% increase over the same period last year. The increase in research and development costs is related to the development of the process to manufacture paclitaxel from cultivated sources and increased efforts to develop other natural ingredients products. The Company intends to actively continue research and development efforts.

Sales and marketing expenses in the quarter ended January 31, 1998, were $561,695, an increase of $103,234, or 23% over the same three month period last year. Sales and marketing expenses in the nine months ended January 31, 1998, were $1,633,401, a 35% increase over the same period last year. The increase represents the Company's accelerated efforts to market new products, particularly in the areas of nutraceuticals and natural food ingredients. In addition, sales and marketing expenses in fiscal 1998, include higher payments of commissions to external distributors because of increased revenues.

General and administrative expenses were $1,369,283 in the third quarter of fiscal 1998, a 20% decrease compared to general and administrative expenses in the same quarter of fiscal 1997. For the nine months ended January 31, 1998, general and administrative expenses were $3,887,923, a decrease of 7.5% over the same period last year. These decreases are the result of management's continued efforts to control general and administrative expenses while growing the revenue base.

INTEREST INCOME. Interest income was $81,363 and $281,240 in the three and nine months ended January 31, 1998, respectively, compared $119,014 and $419,510 in the three and nine months ended January 31, 1997, respectively. The decrease is the result of less capital available for investment.

OTHER INCOME. The Company sold all of its shares of stock of a public company during the first and second quarters of fiscal
1998. The total gain recognized from the sale of this stock in fiscal 1998 was $361,461.

INCOME TAXES. The Company is using an effective tax rate of 35% and is continuing to evaluate the realizability of the deferred assets on the balance sheet. Management believes these assets will be realized by return to profitability, although there can be no assurance of when profitability will be attained.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Total cash and cash equivalents and short-term investments were $2,882,578 at January 31, 1998, compared to $8,576,302 at April 30, 1997. The decrease is primarily the result of an increase in accounts receivable and the purchase of raw materials and capital equipment. Cash is expected to decrease during this time of year because of the seasonality of raw material purchases.

The Company has a revolving line of credit totaling $8,850,000 which expires on June 30, 2000. As of January 31, 1998, $8,336,434 was available for use under this line of credit as $513,566 had been applied against a letter a credit for the purchase of raw materials. Under the terms of the loan agreement, all assets of the Company, with the exception of intangibles, are secured by the bank. Additionally, the Company has a lease credit line with a bank of $564,000; as of January 31, 1998, $435,460 was available for use under this line. The Company does not use derivatives to manage its interest rate risk.

Management believes that current cash reserves and the revolving line of credit are sufficient to meet the Company's short-term liquidity needs. Further, management believes that funds generated from business opportunities discussed earlier, including the new contracts secured by the Company, will be sufficient to meet the liquidity needs of the Company on a long-term basis.

WORKING CAPITAL. Working capital as of January 31, 1998 was $17,050,242 compared to $21,162,501 as of April 30, 1997. This decrease is primarily attributable to the use of cash and cash equivalents plus short-term investments for the purchase of raw material inventory, capital equipment, and an increase in deposits which represent advance payments for contracted raw material.

PROPERTY AND EQUIPMENT. Purchases of property and equipment in the first nine months of fiscal 1998, totaled $1,529,485. This was primarily the result new construction and improvements to manufacturing equipment for the production of nutraceuticals and food ingredients products and development and processing of paclitaxel from cultivated sources. The Company also entered into new capital leases totaling $432,220 during the nine months ended January 31, 1998, primarily for laboratory equipment used in technical services.

YEAR 2000. Management is currently studying the impact of Year 2000 issues and believes that there should be no material impact on the future operations of the Company.

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

HAUSER, INC.

Date:  March 11, 1998
/s/ Dean P. Stull
    Chairman of the Board, Chief Executive Officer,
      and President

Date:  March 11, 1998
/s/ David I. Rosenthal
    Chief Financial Officer and Treasurer