Form 10-K
period 1998-04-30
HAUSER CHEMICAL RESEARCH INC
filed 1998-07-20
CIK 773723

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
     [FEE REQUIRED]
     For the fiscal year ended April 30, 1998

[ ]     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
     [NO FEE REQUIRED]
     For the fiscal year ended ____________________

     Commission File No. 0-17174

HAUSER, INC.
( formerly HAUSER CHEMICAL RESEARCH, INC.)
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

$73,325,711 as of July 13, 1998

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value             10,665,558
Class                            Outstanding at April 30, 1998

PART I

Item 1.  Business

DESCRIPTION OF HAUSER, INC.

Hauser, Inc., ("Hauser" or the "Company") was incorporated under the laws of the State of Colorado in December 1996, under the name Hauser, Inc. as the successor company to a Delaware corporation (Hauser Chemical Research, Inc.) formed in 1983. The Company's principal offices are located at 5555 Airport Boulevard, Boulder, CO 80301. Its telephone number is
(303) 443-4662. All references to "Hauser" or the "Company" in this Form 10-K mean Hauser, Inc. and its subsidiaries, unless the context otherwise requires.

In January 1990, the Company acquired Hauser Laboratories, Inc. to expand the interdisciplinary laboratory testing and chemical engineering skills of its Technical Services business unit. In that same year the Company formed Hauser Northwest, Inc., a wholly-owned subsidiary, to facilitate collection of yew bark to be used in one of its products, paclitaxel. In May 1994, Hauser Northwest acquired substantially all of the net assets of Ironwood Evergreens, Inc. ("Ironwood"), an Olympia, Washington-based company. This acquisition gave Hauser four business units: Pharmaceuticals, Natural Ingredients, Technical Services, and Secondary Forest Products operating in three industry segments: Natural Products, Technical Services and Secondary Forest Products. In July 1995, in order to expand the skill base of the Company's Technical Services business unit, the Company acquired 100% of the stock of Shuster Laboratories, Inc. ("Shuster"), an independent consumer products research and development firm and contract laboratory based in Quincy, Massachusetts and Atlanta, Georgia. In October 1996, the Company sold the net assets of Ironwood.

Today, the Company develops, manufactures and markets special products from natural sources and offers innovative technical services to a diverse customer base. The Company operates in two industry segments: Natural Products and Technical Services. Hauser's three business units are NaturEnhance[TradeMark] Natural Ingredients, Technical Services and Pharmaceuticals. It is a premier supplier of bulk natural ingredients to dietary supplement and food ingredient suppliers in the United States. Hauser's proprietary extraction and purification processes enable the production of natural extracts at a higher quality, yield and concentration. The Company's Technical Services business unit has earned a national reputation for scientific and problem-solving excellence. It is comprised of Hauser Laboratories in Boulder, and Shuster Laboratories in Quincy and Atlanta. The expertise of the Technical Services' team in natural product isolation, pharmaceutical development, and formulation of food products and nutraceuticals well qualifies them to support Hauser's other business units. The Company's pharmaceutical products include natural and custom synthesized compounds used in a variety of drug development and commercial applications. This business unit is built on substantial experience and capabilities manufacturing under Food and Drug Administration ("FDA") and Good Manufacturing Practices ("GMP"). Hauser is a "Customer connected" company whose customer support utilizes Hauser's technical and regulatory expertise to ensure the success of each project. "Customer connected", a management strategy implemented at Hauser, defines a company that: totally focuses on customers' needs, owns and solves customers' problems, builds strong customer/company relationships at all levels, and capitalizes on customer problems as company opportunities.

See Footnote 8 to the financial statements for a discussion of the Company's two industry segments.

DESCRIPTION OF BUSINESS UNITS

NaturEnhance[TradeMark] Natural Ingredients - According to industry sources, the natural ingredients industry is currently estimated at $11 to $15 billion in size, registering approximately an 18% compound annual growth rate since 1990. Included in this market are the $7 billion natural foods market, the $6 billion dietary supplements market and the $2 billion natural personal care market. The Company is manufacturing bulk natural ingredients for the dietary supplement and food ingredient industries in the United States. This business unit contributed 43% of total revenues in fiscal 1998.

Nutraceuticals - During fiscal 1995, Hauser began development of a new product line, "Nutraceuticals". Nutraceuticals include a broad range of natural, healthful products that are used as dietary supplements. Shipments commenced in the first quarter of fiscal 1996, and these products are currently being marketed by the Company's internal marketing and technical staff with the support of a sales agency.

According to the Nutrition Business Journal, annual sales of herbs and herb supplement products were approximately $2.7 billion in 1996, and now exceed $3.2 billion. Growth in consumer sales was 24% in 1996, and, according to this industry source, should be 30% per year for the foreseeable future. Growth within the herbal supplement category has occurred as a result of changing consumer trends, including healthier habits, an aging "baby boomer" population with rising discretionary income, rising costs of conventional health care, and the enactment of the Dietary Supplement Health & Education Act ("DSHEA") in 1994. Under DSHEA, the FDA regulates herbal supplements as foods, not drugs.

Hauser's nutraceutical products are dietary supplements which may be consumed as supplements in liquids, capsules, or tablets, or as ingredients in processed foods. Hauser currently sells the following nutraceutical products: echinacea, valerian, Siberian ginseng, Panax ginseng, rosemary, goldenseal, chamomille and St. John's wort. In addition, the Company has introduced two proprietary products; RoseOx[Registered Trademark], a rosemary extract and an antioxidant, and TT550, a ginger based anti-nausea product. Hauser's nutraceutical products are distinguished by the Company's NaturEnhance[TradeMark] Natural Ratio, which guarantees the product contains measured concentrations (the assay) of one or more selected marker compounds, and assures that the level of the active compounds is representative of the botanical's natural ratio. The Hauser NaturEnhance[TradeMark] Natural Ratio program ensures customers the highest quality products, superior customer service and access to the Company's cutting edge new product development. See "Competition". Currently, there are no government standards in the U.S. specifying the purity and dosage of herbal supplements. Standardized herbal supplements are defined as containing a concentrated market compound (key ingredient).

The Company operates in the bulk herb market, providing supplement manufacturers with standardized extracts and service. The manufacturing chain of herbal supplements consists of: 1) sourcing raw material; 2) extracting the material; 3) standardizing and testing the extract; and 4) selling it to manufacturers and marketers who then encapsulate and package the supplements.

Sales of nutraceutical products accounted for 39%, 18%, and 5% of total revenues in the fiscal years ending April 30, 1998, 1997, and 1996, respectively.

Natural Flavor Extracts - The Company manufactures, markets and sells natural flavor extracts. The extracts are marketed under the Company's brand name NaturEnhance[TradeMark] Flavor Extracts. Industry sources estimate the production of flavor ingredients at $3.0 billion per year worldwide. The flavor industry has traditionally utilized a large number of flavors derived exclusively from natural sources. According to industry sources, natural flavors account for approximately 70% of the flavor market today. The Company believes there is a continuing trend in the United States toward use of natural products. This appears to be due to both an increased government focus on requirements regarding food package labeling and consumer preference for all-natural foods. The emerging market for ready-to-drink beverages is an example of a rapidly growing business unit using natural flavors and botanical extracts. Sales of these products represent a very small portion of the overall sales in the Natural Ingredients business unit.

Management views its proprietary technology as a powerful tool in flavor extract manufacturing. The Company uses its technology to capture virtually all of the components of a flavor, including the volatile top notes that otherwise may be lost in concentration. This produces an extract superior in quality, flavor and taste to competitive extracts. Hauser produces approximately forty flavor extract products.

Current extracts sold by Hauser include hibiscus, rosehips, lemongrass, chicory and chamomile for use in ready-to-drink beverages, yogurt, dressings, ethnic foods, teas and other natural products. Hauser is also producing coffee, tea and vanilla flavor extracts for use in beverages, ice cream, yogurt, baked goods, teas, and other applications. Other extracts included in this product line are black pepper, tarragon, basil, sage, thyme, oregano and chili pepper for use in sauces, soups and stews, frozen entrees, juices, salsa and dressings.

Natural Food Ingredients - Food ingredients are products which perform a function in foods, such as preservatives, stabilizers, antioxidants, and nutritional additives. In the slow growing food and beverage business, an emerging trend is occurring; the acceptance of "functional foods". During fiscal 1998, the Company entered into an agreement with Rockland Foods, of Blauvelt, NY ("RFI"). RFI will serve as the exclusive distributor for Hauser's NaturEnhance[TradeMark] product lines to the foods and beverages markets. RFI specializes in servicing food and beverage manufacturers, flavor houses and cosmetic companies throughout North America. RFI reaches 80% of the major foods market through its direct sales force; the other 20% through eight broker networks.

During fiscal year 1996, the Company introduced a line of rosemary extracts which protect the flavor and quality of foods and beverages. Oil-soluble and water-soluble oxidation stabilizer products are marketed under the brand name StabilEnhance[TradeMark] and are Kosher, GRAS ("Generally Recognized As Safe") and Natural Certified. Although rosemary has been used for centuries to prevent rancidity of fats and oils, the spice's use has been limited by its strong odor and taste, and thus, historically has been limited to applications such as Italian sausage where this flavor is acceptable. Hauser's patent pending process minimizes the objectionable flavor components while retaining rosemary's preservative characteristics. Its StabilEnhance[TradeMark] product line is the natural way to control flavor-deteriorating oxidation in food products containing fats and oils.

Customer evaluations have indicated that the Company's oil-soluble rosemary extract, StabilEnhance[TradeMark]-OSR, has value-added characteristics: less flavor, less color, better solubility, and better solution clarity than commercial rosemary products currently on the market; all at a competitive price. The Company's water-soluble rosemary extract, StabilEnhance[TradeMark]-WSR, is new to the market. Customer feedback indicates it solves oxidation and stability problems of water-based food products.

Minimal revenue from natural food ingredients products was recognized in fiscal year 1998, but shipments are expected to increase in fiscal year 1999, because of increased interest expressed by potential customers and the Company's relationship with RFI. However, management is unable to predict the timing and amount of future revenues from natural food ingredients products and will continue to evaluate this business during fiscal 1999.

Technical Services

Hauser's Technical Services business unit includes Hauser Laboratories and Shuster Laboratories. Hauser Laboratories reorganized during fiscal 1998 to meet the increasing demands of the pharmaceutical, medical device and natural products industries. To the pharmaceutical industry, Hauser Laboratories provides process research and development, small scale (cGMP) custom manufacturing, analytical methods and development validation, and complete pharmaceutical testing. For the medical device industry, Hauser Laboratories provides failure analysis, material identification and suitability testing, and product design validation. Natural product services provided by Hauser Laboratories include development of extraction and isolation processes, analytical method development, custom manufacturing, and analysis of the chemistry of natural products. Shuster provides a variety of services for the consumer products industry which include food product development, household chemical formulation, nutritional supplement and pharmaceutical assay and formulation, microbiological assay, FDA labeling and a significant number of related areas focused on consumer products. In addition, Shuster provides clients with technical services in the Natural Ingredients area.

Technical Services generally works with clients in two ways. First, the Company provides routine services based upon standard procedures or methods to answer customers' technical questions. The Company is compensated on a fee-for-service basis. Second, the Company provides product development and research services on a negotiated fee basis. The Company's business development staff screens the commercial potential of many client sponsored programs, negotiates with clients and establishes appropriate business relationships to assist the customer and to expand the profitability of the Company's business. The Company may seek one or a combination of several options including manufacturing rights, royalties, licensing considerations for target markets, equity participation in client operations and unrestricted buy out of the new product or technology. Often, sponsored research yields production opportunities without internally funded research.

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

During fiscal 1998, the Company signed a contract with PharmaPrint, Inc. ("PharmaPrint") to manufacture various botanical extracts and provide research and development services. During fiscal 1998, sales to PharmaPrint accounted for 14.9% of total revenues.

In addition, during fiscal 1998, the Company signed a collaborative agreement with The National Institute on Drug Abuse ("NIDA") for custom synthesis of drug compounds that are under development as potential treatment agents for drug addiction. Under the agreement, Hauser will receive $2.3 million over a three year period. Hauser chemists will perform custom synthesis of specified compounds under strict GMP protocol, for NIDA's use in studying their efficacy in the treatment of patients with various drug addictions. Some of the new drug compounds may go through clinical trial evaluation for treatment of cocaine abuse.

Examples of Technical Services projects that became significant alliances for other business units include production of bulk paclitaxel for Bristol-Myers Squibb Company
("Bristol") which grew out of work for the National Cancer
Institute ("NCI") under the Anti-Tumor Master Agreement, and production of sanguinaria extract for Colgate Oral
Pharmaceuticals ("Colgate").

During fiscal 1998, Shuster developed a new Technically Advanced Quality Assurance[TradeMark] ("TAQA[TradeMark]") program for private label retailers. Shuster has been one of the driving forces behind the development of the private label industry. Over the years, the Company has stayed on the cutting edge of the industry - working closely with top supermarket chains, chain drug stores, and mass market retailers to develop and maintain the best quality assurance programs available in the private label industry. TAQA[TradeMark] is a scientific program designed by Shuster to help U.S. retailers increase private label sales. The TAQA[TradeMark] program utilizes state-of-the-art performance laboratories, qualified and trained laboratory personnel, in-house expert sensory panels, and certified regulatory affairs teams to provide retailers with a 99+% assurance level of product quality. Current private label testing procedures typically deliver a confidence level of only 55% to 60%. The TAQA[TradeMark] program is based on the best of both international (ISO) and current U.S. standards, and includes product risk assessment.

Shuster recently launched Foods 2000, a program focusing on new product development and related services for clients in the fast-growing natural/organic foods and functional foods markets. As part of this program, Shuster applied for and received certification as a processor of organic foods from one of the world's leading third-party certification agencies. Under Foods 2000, Shuster is continuing to offer a wide range of services to companies in the conventional foods market, including product development, laboratory analysis, quality assurance, regulatory compliance, and consumer testing. However, in response to consumer trends, Shuster is putting special emphasis on natural foods (including organic products), and functional foods segments, particularly in the area of new product development.

The Company believes there are opportunities to leverage the synergy and reputations of Hauser Laboratories and Shuster for increased profitability.

Revenues from Technical Services accounted for 45%, 36% and
53% of total revenues in fiscal years 1998, 1997, and 1996, respectively.

Pharmaceuticals

The principal business of the Company's pharmaceuticals unit is the development, manufacture, and sale of pharmaceutical products. Hauser's pharmaceutical products include natural and custom synthesized compounds used in a variety of drug development and commercial applications.

This business unit's primary product is paclitaxel, a non-patented compound which first exhibited promising results in the treatment of ovarian, breast and other cancers in clinical trials sponsored by NCI. Paclitaxel is an anti-tumor agent that has shown broad spectrum activity against several types of cancer, most notably refractory ovarian and refractory breast cancer. It is an anti-microtubule agent and is the first of a unique class of potential anti-tumor compounds. Microtubules are intracellular structures that play a key role in cell division and the maintenance of cell shape, cell motility and intracellular transport. Paclitaxel's mechanism, by which it attacks cancer cell division processes (cell mitosis), is novel and distinct from all previously discovered cytotoxic agents.

Hauser produced paclitaxel first for NCI, and then for Bristol. In August 1991, the Company signed a supply agreement with Bristol which expired on August 14, 1994. In May 1994, the Company entered into a multi-year Supply Agreement with American Home Products ("AHP") to supply bulk paclitaxel to that company through 2004. In November 1996, a supply contract was signed with Yew Tree Pharmaceuticals ("Yew Tree") for sales of paclitaxel in Europe. This business unit contributed 12% of total revenues in fiscal 1998, as compared to 88% in fiscal 1994 when the Company's primary business activity was the manufacture and sale of bulk paclitaxel to Bristol. See "Competition".

As a percentage of total revenues, sales of pharmaceutical products, were 12% in fiscal 1998, 39% in fiscal 1997, and 31% in fiscal 1996.

TRADE SECRETS, PATENTS, AND TRADEMARKS

Proprietary protection for the Company's technology and body of knowledge is extremely important to Hauser's business. The Company relies on patents, trade secrets, and confidentiality agreements, as well as continuing technological innovation, to develop and maintain its competitive position. Management believes the Company has established a distinct competitive advantage with its proprietary technologies and sophisticated knowledge of the extraction and purification of natural products. This expertise enables the Company to produce certain products which management believes could not be duplicated without the use of the Company's technologies. The end products processed by the Company are typically at higher yield and better quality than those produced solely by conventional methods.

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

For example, the Company's Dynamic Liquid/Solid Extraction[StateMark] (DL/SE[StateMark]) isolation process, typically the first step, is particularly effective at producing liquid extracts from solid natural materials, such as roots, bark, seeds and leaves. Relative to conventional methods, DL/SE[StateMark] produces a more highly concentrated extract that can be valuable in itself as a product, or alternatively, can simplify the subsequent steps required to isolate an enriched extract or purified natural chemical.

DL/SE[StateMark] can capture a broader range of components, such as the top notes of pepper, which improves the quality of the final product. Top notes are the highly-volatile chemical components of an extract, such as a flavor, which can easily evaporate, the loss of which reduces the quality or character of the flavor. The Company's process also ensures that the level of the marker compound in a specific nutraceutical product is representative of the botanical's natural ratio of all compounds.

The Company's purification process, Liquid Liquid
Focusing[StateMark] (LLF[StateMark]), is highly versatile and can be used in place of more costly chromatography methods. It is often the method of choice as the second step in a process.

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

There can be no assurance that confidentiality agreements or other procedures will provide meaningful protection for the Company's trade secrets in the event of unauthorized use or disclosure of such information. However, in the past, the Company has vigorously defended protection of its trade secrets through the court system, both Federal and State. In addition, there are finite terms on several of the Company's confidentiality agreements with strategic industry participants, which the Company may not be able to extend upon expiration.

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

Trademarks and Servicemarks: The Company has several trademarks and servicemarks either registered or pending, including Certified Assay[TradeMark],
StabilEnhance[TradeMark], NatureEnhance[TradeMark],
RoseOx[Registered Trademark], RoseOx 660[Registered Trademark], Carnosic Acid Cascade[TradeMark], Delivering What Nature Intended[TradeMark]. Natural Ratio[TradeMark], Collagenex[TradeMark], and TT550[TradeMark]. The servicemarks "Hauser" and "Shuster" have been registered to the Company. During fiscal 1998, Shuster registered the trademark TAQA[TradeMark] for its Technically Advanced Quality Assurance[TradeMark] program.

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

The Company purchases raw materials for its natural ingredients business when the raw materials are available for harvest. This may be well in advance of when production needs will require the material to fulfill customer demands.

Raw materials essential to Hauser's natural ingredients business unit are generally readily available from multiple sources, however, certain raw materials are in short supply from time to time. Any curtailment in the availability of such raw materials could be accompanied by production or other delays and increased raw material costs, with consequent adverse effects on Hauser's business and results of operations. During fiscal 1998, the Company experienced one such delay with increased costs because of poor raw material quality.

The Company has contracted with several nurseries for the planting and harvesting of cultivated yew trees for use in the future production of paclitaxel. The loss of any one of these suppliers would not adversely affect the current operations of the Company. As of April 30, 1998, the Company had made advance payments on these cultivated yew trees of $3,847,862. Reference is made to Footnote 7 of the financial statements to describe future commitments.

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

NaturEnhance[TradeMark] Natural Ingredients

Nutraceuticals - Today, virtually all guaranteed potency and standardized herbal extract products are purchased from a small number of large suppliers, located mostly in Europe and China. Hauser's strongest competition in the nutraceuticals market comes from Europe, in particular Indena Pharmaceuticals, Muggenburg, Schwabe, and Finzelburg. These European competitors sell bulk products directly or through agents or partners in the U.S. Some have warehousing and distribution in the U.S. There are several U.S. companies that sell product into the nutraceuticals market, including PureWorld, East Earth Herb and Triarco. While all competitors manufacture standardized extracts, none produce products that contain the natural ratio assay that the Company provides. In general, these competitors are larger than Hauser, have more years of experience, and established product lines.

Management believes that the Company's expertise in the production of special products from natural sources and its extensive regulatory experience position it well in this market area and that the Company can be a strong competitor in this market now and in the foreseeable future. Sales from these products in fiscal 1998 increased 176% over fiscal 1997.

Natural Flavor Extracts - The Company markets natural flavor extracts under Hauser's brand name NaturEnhance[TradeMark] Flavor Extracts. The Company is marketing its flavor extracts directly to flavor houses, as well as to food and beverage companies through its exclusive distribution contract with RFI.

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

Paclitaxel - United States

Paclitaxel, currently marketed by Bristol under their trademark TAXOL[Registered Trademark], is used to treat metastatic breast and ovarian cancers that have not responded to first-line therapies. Bristol has enjoyed market exclusivity in the United States for TAXOL[Registered Trademark] pursuant to provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the "Waxman-Hatch Act". This legislation provided Bristol with marketing exclusivity through provisions that barred the FDA from accepting paclitaxel its Abbreviated New Drug Application ("ANDA") for filing until December 29, 1997.

In July 1997, Immunex Corporation (Hauser's customer through
AHP) received the first approval to market a competing paclitaxel product in North America from the Health Protection Branch in Canada. Boehringer-Ingelheim (Canada) Ltd., has acquired Canadian marketing rights for Immunex's Paclitaxel Injection product and is responsible for product distribution. In Canada, the only approved and available paclitaxel product that is competitive to TAXOL[Registered Trademark] is Paclitaxel Injection. The bulk paclitaxel for the Immunex Paclitaxel Injection is supplied by Hauser.

Immunex has announced that the FDA had accepted for review its ANDA for generic Paclitaxel Injection. A provision of the Waxman-Hatch Act permits a competitor to file an ANDA after four years of exclusivity if the application contains a Paragraph IV patent certification. Two patents issued to Bristol relating to paclitaxel provide the basis for Immunex's early filing. The Immunex ANDA, submitted on August 8, 1997, and accepted for review on October 7, 1997, contains a certification by Immunex, known as a "Paragraph IV certification" that U.S. Patents 5,641,803 and 5,670,537 held by Bristol and relating to TAXOL[Registered Trademark] are invalid and not infringed by the Immunex paclitaxel product.

In January 1998, Immunex was sued by Bristol in the U.S. District Court in Newark, New Jersey, alleging infringement by Immunex of the two U.S. patents pertaining to TAXOL[Registered Trademark]. The legal action by Bristol was anticipated by Immunex and Hauser. As a result of the litigation, the FDA has the right to withhold clearance of Immunex's ANDA until the earlier of June 2000, or until a court enters final judgment finding the patents invalid, unenforceable or not infringed. As a result, Immunex, Hauser's customer, will not be able to sell paclitaxel in the U.S. until the generic approval issue is resolved.

On June 8, 1998, Immunex announced that they will collaborate with IVX BioScience, Inc. ("IVX"), to market paclitaxel products in the United States, subject to FDA approval. IVX agreed to acquire the Immunex ANDA for generic paclitaxel. IVX will also acquire Immunex's inventories of bulk paclitaxel. The Company is currently in discussions with AHP, Immunex and IVX with regard to its role in the future supply of paclitaxel.

Paclitaxel - Europe

The Company and its customer, Yew Tree had been named in a lawsuit filed by Bristol in the Netherlands, alleging patent infringement in Europe. On July 24, 1997, the District Court in the Netherlands ruled against Bristol in this proceeding denying Bristol's request for an injunction to stop Yew Tree from selling their product while the patent validity was determined. Subsequent to this result, Bristol appealed the court's findings, and the case has now been settled in favor of Yew Tree.

The legal actions initiated by Bristol in the United States and elsewhere could substantially reduce the market for the Company's paclitaxel-based products. The Company believes that these actions by Bristol will not be successful. However, if the courts uphold Bristol's position, the Company's investment in paclitaxel related assets, including inventory of paclitaxel valued by the Company as of April 30, 1998 at $14,321,020, may be significantly delayed and subject to significant revaluation.

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

AHP: Hauser believes that, through its agreement with AHP, the Company will be able to take advantage of AHP's expertise in clinical testing, sales, marketing and distribution for the Company's paclitaxel products. AHP owns a majority interest in Immunex, and bulk paclitaxel is actually supplied to Immunex under the agreement between the Company and AHP. The Company has supplied Immunex with bulk paclitaxel for its development needs, including final product formulation and clinical trials. In addition, Immunex has fulfilled the first stage of minimum purchase agreements required over the first three years of the AHP contract. The second stage of the AHP contract will consist of subsequent payments made to the Company in the form of a royalty, when Immunex sells finished products which contain bulk paclitaxel. There can be no assurance, however, that AHP will succeed in obtaining the necessary regulatory approvals to market paclitaxel in the United States or elsewhere, although approval was obtained to sell generic paclitaxel in Canada as of July 8, 1997. According to industry sources, the total annual market for paclitaxel in Canada is about $20 million. In addition, there can be no assurance that AHP or Immunex will market paclitaxel successfully. While AHP has purchased minimum quantities of bulk paclitaxel from the Company as required in the contract, AHP has no obligation to purchase additional product from Hauser. See "Competition - Paclitaxel - United States".

RESEARCH AND DEVELOPMENT

A key element in Hauser's business strategy is to identify and develop commercial opportunities from ideas generated both through its internal research and development ("R&D") and through its consulting and contract R&D operations.

Management believes that certain opportunities merit internal funding. These research and development efforts are generally devoted to five principal areas: (1) development of new technology; (2) application of the Company's processing technology to new products; (3) improvement of existing processes; (4) semi-synthetic preparation of existing and new biologically active compounds; and (5) development of viable alternate raw materials for natural products extraction and purification. Recent efforts in these areas have generated new products, such as rosemary antioxidants, TT550[TradeMark], and improved processes to manufacture paclitaxel from cultivated sources.

Hauser also offers consultation and contract R&D in the areas of product purification and isolation, product development, and process development and optimization. The Company is currently active in supporting the drug discovery and drug development efforts of its customers in the pharmaceutical industry. The Company also provides contract R&D for customers in the flavors and cosmetic industries. Management believes that such endeavors could provide Hauser with future manufacturing opportunities.

The Company's internally funded research and development expenditures were approximately $2.2 million during fiscal years 1998, 1997, and 1996. During fiscal 1998, 1997 and 1996 customer-sponsored R&D costs were approximately $2,530,000, $760,000 and $417,000, respectively.

The Company intends to continue actively pursuing research and development efforts and these costs are likely to increase in future periods.

GOVERNMENT REGULATIONS

The Company's business is subject to comprehensive regulation throughout the world. In the United States, regulations have been established by the FDA with respect to the manufacturing of pharmaceuticals, foods and flavors; environmental regulation by the U.S. Environmental Protection Agency ("EPA") with respect to the environment; by the U.S. Bureau of Alcohol, Tobacco and Firearms with respect to alcohol used in flavors and research; by the Colorado Department of Public Health and Environment, and by the U.S. Departments of Interior and Agriculture to manage and protect wildlife and forest resources.

The FDA, the EPA, the Departments of the Interior and Agriculture and other governmental agencies may in the future change existing regulations or adopt additional regulations that may affect the Company's ability to acquire necessary raw materials, to manufacture natural ingredients, or to develop or manufacture new products. Failure to comply with applicable laws, regulations and permits can result in injunctive actions, product seizures, damages and civil and criminal penalties. If the Company expands or changes its existing operations or proposes any new operations, it may be required to obtain additional or amended permits or authorizations.

The Company is also subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act, and other federal, state, and local statutes and regulations. The Company believes it is in compliance with these and other laws in all material respects.

Environmental Regulations - Because of its ambient emissions of volatile organic compounds, some of which are considered toxic as well as flammable, all of the Company's facilities are subject to the 1990 Clean Air Act Amendments' phased-in requirements for such sources. Emission standards, established by the EPA setting the Maximum Achievable Control Technology and Best Achievable Control Technology, limit hazardous air pollutant emissions from this category of sources, require a comprehensive air emission operating permit, which has been received by the Company, and include related testing and reporting requirements. The Company believes its facilities are in compliance with applicable air pollution control requirements.

FDA Regulations:

NaturEnhance[TradeMark] Natural Ingredients

Nutraceuticals: Nutraceutical products fit into the FDA product category of "Dietary Supplements". This product category was established by the DSHEA and is separate from foods and drugs.

The DSHEA created a federal framework for the regulation of dietary supplements, guaranteeing consumer access to safe and beneficial products and to balanced information about their benefits. The legislation recognized the importance of nutrition and the benefits of dietary supplements in health promotion. It recognized that preventative health measures, including education, good nutrition, and appropriate use of safe dietary supplements can help reduce the incidence of chronic diseases and reduce long-term health care expenditures.

Under the DSHEA, dietary supplements are defined as vitamins, minerals, herbs or other botanicals, amino acids, or other dietary substances used to supplement the diet by increasing total dietary intake. Moreover, concentrates, metabolites, constituents, extracts, or any combination of these ingredients are also included in this definition. Tobacco is specifically excluded from the definition.

The DSHEA also states that where an ingredient is first marketed as a dietary supplement and is subsequently approved as a new drug, it can continue to be sold as a supplement unless the Secretary of Health and Human Services rules it would not be safe to do so. Conversely, an ingredient that is first approved as a new drug, or as an investigational new drug for which substantial and public clinical testing is in progress, may not be marketed as a dietary supplement unless the Secretary determines it would be safe to do so under the Food, Drug and Cosmetic Act.

The DSHEA preserves the existing safety standards found in the Food, Drug and Cosmetic Act and provides additional safeguards to ensure that consumers are protected from products which present a significant or unreasonable risk of illness or injury under the conditions of use recommended or suggested in product labeling. The bill also grants the Secretary of Health and Human Services emergency authority to remove a supplement from the marketplace if it poses an imminent hazard to public safety.

The DSHEA addresses dietary supplement claims and statements of nutritional support. It establishes labeling practices regarding quality standards for supplements, including requirements concerning purity, disintegration and compositional specifications and also amends nutrition labeling and nutrient content claim requirements for dietary supplements under the Nutrition Labeling and Education Act of 1990. In addition, the DSHEA clarifies that the protections granted to vitamins and minerals under the Proxmire Amendment are extended to all dietary ingredients. Thus, dietary supplements cannot be treated as drugs solely on the basis of potency or combination.

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

Pharmaceuticals

Paclitaxel: To market and sell paclitaxel in the United States, the Company's customers must demonstrate that the Company manufactures paclitaxel according to current GMP. The FDA's GMP regulations require, among other things, that the Company comply with certain minimum requirements in the facilities, methods, and controls used to manufacture the drug. GMP regulations are designed to assure that the drug is safe and that it meets its purported identity, strength, quality, and purity characteristics. The Company must follow stringent record keeping requirements in manufacturing and storing finished products intended for human use. Additionally, the Company has filed with the FDA "Drug Master Files" which describe the Company's manufacturing processes. Each Drug Master File is kept confidential between Hauser and the FDA, allowing the Company to keep its manufacturing processes proprietary. As long as the Company is supplying bulk paclitaxel and other bulk pharmaceuticals for products to be sold in the United States, the Company's manufacturing processes will continue to be subject to ongoing FDA regulation and inspections to ensure compliance with GMP. This may be time consuming and costly. Failure to comply with these practices may render the products adulterated and could subject the Company and the drug to regulatory action by the FDA. Although to date the Company has not experienced any significant regulatory problems under GMP, there is no assurance that regulatory problems will not occur in the future as a result of expanded production in several of its facilities, new regulations, changes in interpretation or enforcement of existing regulations or otherwise.

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

Generic Drugs: The Waxman-Hatch Act was enacted to make more low cost generic drugs available to the public. The Waxman-Hatch Act established an abbreviated new drug application procedure for generic drugs undergoing market approval before the FDA. The ANDA procedure allows generic drugs to be approved by the FDA if they are shown to be the "bioequivalent" of an approved drug. A drug is considered bioequivalent to an approved drug if the rate and extent of absorption of the generic drug do not show a significant difference from the rate and extent of absorption of the approved drug when administered at the same molar dose of the therapeutic ingredient under similar experimental conditions in either a single dose or multiple doses. The ANDA provision eliminates the expense and delay of proving the safety and effectiveness of a generic drug in clinical tests on humans when a pioneer drug manufacturer has already proven such requirements.

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

PRODUCT LIABILITY INSURANCE

The testing and sale of the Company's products include an inherent risk that product liability claims may be asserted against the Company. In particular, the pharmaceutical industry has experienced increasing difficulty maintaining product liability insurance coverage at reasonable levels, and substantial increases in insurance premium costs have rendered coverage economically impractical in many cases. The Company has obtained $11 million in product liability coverage. There can be no assurance that the Company will be able to maintain product liability insurance on acceptable terms or that its insurance will provide adequate coverage against potential claims. While the Company has not experienced any product liability claims, if such claims should arise in the future, the Company's business and prospects could be materially adversely affected.

EMPLOYEES

As of April 30, 1998, the Company employed 320 regular full-time employees.

Hauser's operations in Boulder, Colorado included 39 employees involved with administrative, financial and marketing functions, 71 involved in Technical Services, 103 involved in processing/sourcing of natural products, and 24 employees involved with research and development efforts.

Shuster employed 34 people in administration, financial and marketing functions, and 49 in Technical Services.

Item 2.  Properties

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

The Company's facility at Hauser Park became operational in January 1994. The 32,052 square foot facility houses 12,295 square feet of manufacturing space, 2,167 square feet of warehouse space and 17,590 square feet of administration space.

In July 1994, the Company purchased a previously-leased 26,426 square foot facility at 4750 Nautilus Court South, Boulder, Colorado. The facility has 17,536 square feet utilized for process development/manufacturing, and 8,890 square feet dedicated to Hauser Laboratories.

During fiscal 1995, the Company also leased approximately 95,300 square feet of space in two different locations in Colorado. The leases are for 5,400 square feet of laboratory and manufacturing space, and 89,900 square feet of warehouse space. These leases range from three months to three years in length, with options to renew.

Through its wholly-owned subsidiary Shuster, the Company leases 35,423 square feet of space in Quincy, Massachusetts. The Quincy facility houses 12,284 square feet of executive and administration offices, 17,528 square feet of laboratory facilities, and 5,611 square feet of storage space. The lease expires on July 31, 2000.

In addition, Shuster leases 9,350 square feet of space in Smyrna, Georgia. The Smyrna facility houses 3,050 square feet of executive and administration offices, and 6,300 square feet of laboratory facilities. This lease expires on November 30, 1998, and management is currently negotiating terms to renew the lease.

During fiscal 1997, the Company obtained a revolving bank line of credit with a bank for $8,850,000. Under the terms of the loan agreement, all assets of the Company, with the exception of intangibles, are secured by the bank.

Item 3.  Legal Proceedings

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a shareholder vote during the fourth quarter of the fiscal year ended April 30, 1998.

PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

The Company's Common Stock is traded in the over-the-counter market on the NASDAQ National Market System under the symbol HAUS. The quotations presented below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The following table sets forth for the periods indicated, the high and low closing bid quotations for the Common Stock:

                          Fiscal Year Ended April 30,
                        1998                     1997
                        High Bid     Low Bid     High Bid     Low Bid
First Quarter           $ 7.38       $ 5.38      $ 8.00       $ 5.63
Second Quarter            7.38         5.75        7.13         5.50
Third Quarter             7.58         5.38        7.00         5.83
Fourth Quarter            9.00         5.88        7.88         6.38

As of April 30, 1998, there were approximately 607 holders of record of the Company's Common Stock, which numbers do not reflect stockholders who beneficially own Common Stock held in nominee or street name.

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

Item 6.  Selected Financial Data

The following is a summary of selected financial data which the company believes highlights trends in its financial condition and results of operations. The data is as of and for the Company's fiscal years ended April 30, 1998, 1997, 1996,
1995 and 1994.

                                                      Year Ended April 30,
                                                      1998           1997           1996           1995           1994
Statement of Operations Data:
Revenues:
     Natural product processing                       $17,530,104    $16,190,979    $ 8,123,760    $11,460,116    $57,481,911
     Technical services                                14,507,424      9,034,787      9,315,672      3,796,559      2,902,546
         Total revenues                                32,037,528     25,225,766     17,439,432     15,256,675     60,384,457
Cost of revenues                                       25,193,098     21,310,463     18,459,170     12,580,463     36,399,299
Gross profit (loss)                                     6,844,430      3,915,303     (1,019,738)     2,676,212     23,985,158
Operating expenses                                     11,489,972      9,956,699      9,562,314      7,686,276      9,076,719
Income (loss) from operations                          (4,645,542)    (6,041,396)   (10,582,052)    (5,010,064)    14,908,439
Other income (expense):
     Interest income                                      315,280        528,424      1,047,734      1,857,406      1,231,204
     Interest expense                                     (44,931)       (18,947)       (40,738)       (42,667)          -
     Gain (loss) from investments                         361,461           -        (1,000,000)          -              -
         Total other income (expense)                     631,810        509,477          6,996      1,814,739      1,231,204
Income (loss) from continuing operations before
     provision for income taxes                        (4,013,732)    (5,531,919)   (10,575,056)    (3,195,325)    16,139,643
Benefit (provision) for income taxes                      879,723      1,628,993      4,134,812      1,246,666     (5,818,000)
Income (loss) from continuing operations               (3,134,009)    (3,902,926)    (6,440,244)    (1,948,659)    10,321,643
Loss from discontinued operations                            -        (2,628,610)    (1,296,092)      (748,491)          -
Net income (loss)                                     $(3,134,009)   $(6,531,536)   $(7,736,336)   $(2,697,150)   $10,321,643
Diluted income (loss) per share from
   continuing operations                              $  (0.30)      $  (0.38)      $  (0.62)      $  (0.19)      $  0.98
Diluted income (loss) per share from
   discontinued operations                                   -          (0.25)         (0.13)          (0.07)          -
Diluted net income (loss) per share                   $  (0.30)      $  (0.63)      $  (0.75)      $  (0.26)      $  0.98
Weighted average number of shares outstanding           10,439,800     10,389,111     10,344,169     10,478,545     10,504,075


                                                      As of April 30,
                                                      1998           1997           1996           1995          1994
Balance Sheet Data:
Working capital                                       $16,671,596    $21,162,501    $32,054,242    $34,403,946   $ 37,656,042
Property and equipment, net                            22,344,618     23,186,057     24,605,560     25,128,717     25,751,356
Total assets                                           68,293,581     66,797,878     74,410,380     82,575,167     84,568,740
Long-term debt                                            692,733        121,764        130,271        111,078           -
Stockhkolders' equity                                  60,553,700     63,691,554     70,183,619     77,391,459     80,770,038

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

OVERVIEW

The table below shows the percentage of total revenues for each major category on the Statement of Operations (on the left), and the percentage change from the prior fiscal year
(on the right).

Percent of Revenues                                                                 Percent change
Year ended April 30,                                                                Year ended April 30,
1998        1997        1996                                                        1998        1997
                                   Revenues:
54.7%       64.2%       46.6%      Natural product processing                       8.3%        99.3%
45.3%       35.8%       53.4%      Technical services                               60.6%       -3.0%
100.0%      100.0%      100.0%     Total revenues                                   27.0%       44.6%
21.4%       15.5%       -5.8%      Gross profit (loss)                              74.8%       484.0%
7.0%        8.9%        12.4%      Research and development                         -0.5%       3.9%
7.5%        6.4%        6.7%       Sales and marketing                              47.6%       38.8%
16.8%       24.2%       35.8%      General and administrative                       -11.9%      -2.3%
4.7%        -           -          Product warranty                                 N/A         -
-14.5%      -23.9%      -60.7%     Loss from operations                             -23.1%      -42.9%
-12.5%      -21.9%      -60.6%     Loss from continuing operations before taxes     -27.4%      -47.7%
-9.8%       -15.5%      -36.9%     Loss from continuing operations                  -19.7%      -39.4%
-           -10.4%      -7.4%      Loss from discontinuing operations               N/A         102.8%
-9.8%       -25.9%      -44.4%     Net loss                                         -52.0%      -15.6%

The Company realized significant financial performance improvement in the year ended April 30, 1998. Compared to the prior fiscal year, total revenues increased 27%, gross margin increased 75%, and the operating loss declined from $6,041,396 in fiscal 1997, to $4,645,542 in fiscal 1998.

These dramatic improvements were the result of the Company's efforts to increase its presence in the natural ingredients markets, and expand its strength in providing technical services to clients. Sales of NaturEnhance[TradeMark] natural ingredients, which include nutraceuticals, flavors and food ingredients, increased 117% over the prior year. Revenues from technical services increased almost 61% over the prior year. Offsetting these improvements was a decline in pharmaceutical revenues of 61% because of regulatory issues and uncertainty in the market for paclitaxel products. Pharmaceutical sales are largely dependent upon the Company's strategic customers, and legal and regulatory issues that are out the Company's control create unpredictability quarter-to-quarter.

The Company was not profitable in fiscal 1998, although the loss from continuing operations improved almost 20% over the previous fiscal year. Management has completed operating plans for fiscal year ended April 30, 1999, and believes that the Company can regain profitability in the new fiscal year, based upon achieving certain sales goals and the continuation of cost controls; however, there can be no assurance of when profitability will again be realized.

On May 21, 1998, the Company announced the discovery of small amounts of a common fungicide called quintozene in its bulk Panax ginseng that had been shipped to customers. The Company had used Environmental Protection Agency guidelines to screen for herbicides and pesticides, but this particular fungicide was not included in the general guidelines. The Company immediately stopped all Panax ginseng processing and shipments, pending further testing and discussions with regulatory authorities. Based upon test results and analytical reviews of the substance, the Company believes that the levels of quintozene present in the bulk extract are well below any reasonable risk levels.

However, management does expect that the existence of this fungicide in the Panax ginseng will create additional cost to the Company. As such, a charge to earnings of $1,500,000 was taken in the fourth quarter of fiscal 1998 in anticipation of product returns, re-work costs, development work required to provide methodology to remove the substance from the bulk extracts, and legal and professional fees. Sales of Panax ginseng generated less than 5% of total revenues in fiscal 1998, and management believes that the temporary hold on shipments of this product will not have a material impact on the future operations of the Company.

When reviewing the results of operations for the Company, it is important to note that significant sales momentum occurred in the fourth quarter of fiscal 1998, and had the aforementioned charge to earnings not been required, results for the fourth quarter would have been profitable.

On September 13, 1996, the Company adopted plans to sell substantially all of the net assets of its secondary forest products subsidiary, Hauser Northwest, Inc., d/b/a Ironwood Evergreens (Ironwood). On October 11, 1996, this sale was completed. Revenues for Ironwood were $2,670,389 and $8,225,582 in the fiscal years ended April 30, 1997, and 1996, respectively.

The following is a discussion of the Company's activities in its continuing operations.

NATURAL INGREDIENTS

Nutraceuticals - The term nutraceuticals is used to identify the broad range of natural, healthful products that are used to supplement the diet by increasing the total dietary intake of important nutrients. The United States market for herbal and botanical supplements is estimated to be $3.2 billion, and is growing at over 30% per year, according to industry sources. The Company's products include liquid and dry herbal extracts of Echinacea, Valerian, St. John's wort, Siberian ginseng, Panax ginseng, Ginger, Goldenseal and Rosemary (RoseOx(). Management believes that the Company's expertise in the production of special products from natural sources and its extensive regulatory experience position it well in this market area.

During the quarter ended January 31, 1998, the Company expanded its relationship with its customer, PharmaPrint, Inc. ("PharmaPrint"), through the completion of several new agreements. On December 3, 1997, the Company announced that the value of the contracts with PharmaPrint is expected to be $20 million over the next three years. The Company continues to manufacture botanical products and provides research and development services to PharmaPrint to support its herbal-based pharmaceuticals. Sales of products and services to PharmaPrint in the year ended April 30, 1998 were 14.9% of total revenues. Management expects the level of sales to PharmaPrint to decline in fiscal 1999 due to growth in other areas and delays in sales of Panax ginseng.

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

On November 6, 1997, the Company announced it had mutually agreed with D&F, to cancel the exclusivity agreement between the companies. A sales and marketing program by the Company is now underway as this change in exclusivity allows the Company to market RoseOx[Registered Trademark] products directly through its sales force. While sales volumes of this product are not yet at previous levels, expanded sales have already occurred. and management believes the modification of the D&F contract will not have a material adverse impact on future operations.

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

Minimal revenue from natural food ingredients products was recognized in fiscal year 1998, but shipments are expected to increase because of expanded marketing efforts generating interest from potential customers. The Company announced on November 3, 1997, its signing of a three year agreement with RFI Ingredients ("RFI"), whereby RFI will serve as exclusive distributors for the Company's NaturEnhance[TradeMark] product lines to the foods and beverages industries. To improve the success of these products, the Company has reduced the number of products offered to allow for improved marketing focus and technical support of the remaining products. However, management is unable to predict the timing and amount of future revenues from natural food ingredients products.

TECHNICAL SERVICES

The Technical Services business unit, comprised of Hauser Laboratories and Shuster Laboratories, Inc., (the Company's wholly-owned subsidiary), operates as a single entity in the research and development, formulation, analysis and project delivery to fee-for-service clients. During the year ended April 30, 1998, Technical Services revenues increased almost 61% over the last year, as the Company concentrated its efforts on increasing the number of projects related to custom synthesis and natural products isolation in the pharmaceuticals industry. Additionally, research and development services from both Hauser and Shuster Laboratories were sold to PharmaPrint during the year as part of the expanded relationship mentioned earlier.

The Company announced on November 6, 1997, a collaborative agreement with The National Institute on Drug Abuse ("NIDA"), for custom synthesis of drug compounds that are under development as potential treatment agents for various drug addictions. Under the agreement, the Company will receive $2.3 million over a three-year period.

Management believes that demand for technical services will continue to increase and expects this business unit to grow. On-going marketing efforts in the Company's Technical Services business unit will be centered on projects that provide opportunity to employ the collective capabilities of the Hauser Laboratories' and Shuster Laboratories' team.

PHARMACEUTICALS

The Company and its customer, Yew Tree, had been named in a lawsuit filed by Bristol in the Netherlands, alleging patent infringement in Europe. On July 24, 1997, the District Court in the Netherlands ruled against Bristol in this proceeding, denying Bristol's request for an injunction to stop Yew Tree from selling their product while the patent validity was determined. Subsequent to this result, Bristol appealed the court's findings, and the case has now been settled in favor of Yew Tree. Bristol has also applied for and been granted patents related to paclitaxel-based treatments in the United States. Such actions by Bristol, if successful, could substantially reduce the market for the Company's paclitaxel-based products. The Company believes that these actions by Bristol cannot be sustained, and intends to devote resources to defend its right to market its paclitaxel product in the United States and Europe. If the Company is not successful in these efforts, the recovery of its investment in paclitaxel related assets (including $14,321,020 of paclitaxel related inventory at April 30, 1998, $3,847,862 as deposits on future raw materials, and approximately $4,437,748 net book value of related equipment used in the paclitaxel manufacturing process) may be significantly delayed.

Further, the Company's customers wishing to enter the market for paclitaxel-based therapies must obtain proper regulatory approval before they can formulate and sell paclitaxel in final form. Any delays in obtaining such approval will similarly delay the Company's recovery of its investment in its paclitaxel-based products. On November 26, 1997, Immunex Corporation ("Immunex"), majority owned by American Home Products, Inc. ("AHP"), announced that The U.S. Food and Drug Administration ("FDA") had accepted for review Immunex's abbreviated new drug application for generic paclitaxel. On January 21, 1998, Bristol filed a patent infringement lawsuit against Immunex. Now, the FDA may withhold clearance of Immunex's generic drug application until the earlier of June 2000, or until a court enters a final judgment finding the patents invalid, unenforceable or not infringed. On June 8, 1998, Immunex announced that they will collaborate with IVX BioScience, Inc., to market paclitaxel products in the United States, subject to FDA approval. IVX agreed to acquire the Immunex abbreviated new drug application for generic paclitaxel. IVX will also acquire Immunex's inventories of bulk paclitaxel. The Company is currently in discussions with AHP, Immunex and IVX Bio Science, Inc. with regard to its role in the supply of paclitaxel.

On May 12, 1994, the Company entered into a multi-year, worldwide and mutually exclusive Supply Agreement ("Supply Agreement") with AHP, formerly American Cyanamid Company, whereby the Company would supply bulk paclitaxel to AHP. The Company has been supplying bulk paclitaxel to AHP on a two-part formula price basis which includes an initial minimum payment upon shipment of the bulk paclitaxel and a subsequent final payment, in the form of a royalty, when AHP sells finished products which contain the bulk paclitaxel. The contract calls for certain minimum purchase requirements (which are subject to variation based upon the Company's production costs) which resulted in aggregate minimum payments of approximately $8,841,000 during the first three years (ending August 1997). The minimum aggregate payments are non-refundable subject only to traditional product warranty criteria. AHP is not required to purchase additional product after August 1997. Sales to AHP were less than 10% of total revenues in fiscal 1998.

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

During the second quarter of fiscal 1998, the Company completed its minimum contractual requirements to sell bulk paclitaxel to AHP for its development needs, including final product formulations and clinical trials. On July 8, 1997, the Company announced that AHP, through Immunex, had received approval to sell generic paclitaxel in Canada. This marked the first approval in North America for a generic form of paclitaxel and is the first approval under the Company's ten-year agreement with AHP. This approval provides the Company the possibility of realizing royalty income depending upon the success of Immunex's marketing efforts in Canada. Management does not expect royalty income to be significant in fiscal 1999.

During the first quarter of fiscal 1997, AHP notified the Company of its decision to maintain exclusivity of the supply of paclitaxel from the Company in the United States and Canada. In addition, AHP released its exclusive supply position in the rest of the world.

On November 7, 1996, the Company signed a contract with Yew Tree to supply GMP bulk paclitaxel for use in Europe and Eastern Europe. The value of this contract could total $11,000,000 and has an initial three-year term. Purchases by Yew Tree depend on necessary governmental approvals in various European countries. No sales of bulk paclitaxel to Yew Tree were recognized in the year ended April 30, 1998.

DISCONTINUED OPERATIONS

On October 11, 1996, the Company sold substantially all of the net assets of its secondary forest products subsidiary, Hauser Northwest, Inc., d/b/a Ironwood Evergreens ("Ironwood"). Revenues for Ironwood were $2,670,389 and $8,225,582 in the years ended April 30, 1997 and 1996, respectively. The results for fiscal 1997 include a non-recurring charge for the divestiture of Ironwood.

The Company received cash of $250,000, a promissory note of $150,000 and a basic earnout of no more than $550,000. The earnout is based upon 75% of the buyer's net cash flow, if any, derived from the business for the four-year period ending December 31, 2000. An additional earnout of 5% of the excess (if any) of net cash flow over the projected net cash flow in the buyer's five-year plan is available to the Company. The maximum additional earnout is $400,000. The Company has not earned any amounts available under either the basic or additional earnout.

RESULTS OF CONTINUING OPERATIONS:

REVENUES. A breakout of the Company's revenues by product and service groupings for its continuing operations is as follows:

                                                           Year ended
                                                           1998            1997            1996
Natural ingredients products (includes nutraceuticals,
   natural flavor extracts and food ingredients)           $13,674,835     $ 6,308,055     $ 2,642,481
Technical services (includes Hauser and Shuster
   Laboratories)                                            14,507,424       9,034,787       9,315,672
Pharmaceuticals                                              3,855,269       9,882,924       5,481,279
                                                           $32,037,528     $25,225,766     $17,439,432

Total revenues in fiscal 1998 increased 27% to $32,037,528 from $25,225,766 in fiscal 1997. This increase was the result of increases in natural ingredients product sales and increases in technical service revenues, offset by a decline in the sales of bulk paclitaxel to pharmaceutical customers. Revenues increased almost 45% in fiscal 1997 as compared to fiscal 1996 due to increased revenues from the sales of pharmaceutical and nutraceutical products.

Natural ingredients:
Natural ingredients product revenues increased almost 117% in fiscal 1998 to $13,674,835 from $6,308,055 in fiscal 1997. The increase is primarily attributable to success in selling nutraceutical products as revenues were $12,531,190 in fiscal 1998, an increase of $7,997,840 from revenues of $4,533,350 in fiscal 1997. Revenues from the sales of natural flavor extracts in fiscal 1998 were $960,267, a 44% decrease from revenues of $1,700,945 in fiscal 1997. This decrease was primarily due to low sales activities until November, 1997 at which time a distributor was hired to market the products. In addition, the Company sold food ingredients products of $183,378 in fiscal 1998 compared to revenues of $73,760 in fiscal 1997.

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

Technical Services:
Technical services revenues were $14,507,424 in fiscal 1998 compared to $9,034,787 in fiscal 1997, an increase of almost 61%. This increase was due primarily to the Company's concentrated efforts to increase the number of projects related to custom synthesis and natural products isolation in the pharmaceuticals industry. Additionally, research and development services from both Hauser and Shuster laboratories were sold to PharmaPrint during the year as part of the expanded relationship mentioned earlier.

Technical services revenues were $9,034,787 in fiscal 1997 compared to $9,315,672 in fiscal 1996, a decrease of about 3%.
This decrease was due primarily to the loss of a major customer of Shuster in fiscal 1997.

Pharmaceuticals:
Revenues from pharmaceuticals products in fiscal 1998 decreased 61% compared to fiscal 1997. This was due to decreased sales of bulk paclitaxel because of regulatory issues and on-going litigation which have created some uncertainty in the market. Pharmaceutical sales are largely dependent upon the Company's strategic customers, and legal and regulatory issues that are out of the Company's control create unpredictability quarter-to-quarter. Total revenues from bulk paclitaxel and taxanes were $3,855,269 in fiscal
1998 compared to revenues of $9,142,913 in fiscal 1997.

Revenues from pharmaceutical products in fiscal 1997 increased more than 80% compared to fiscal 1996. This was due to increased sales of paclitaxel to two customers. The Company signed an agreement with Yew Tree in November, 1996 to supply bulk paclitaxel over a three-year period and made a significant shipment to this customer during the third quarter ended January 31, 1997. In addition, the Company shipped bulk paclitaxel to another customer during fiscal 1997 for use in its development efforts. The Company does not have a long-term supply agreement with this customer. Total revenues from bulk paclitaxel and taxanes were $9,142,913 in fiscal 1997, an approximately 101% increase over revenues of $4,547,819 in fiscal 1996 from the same products.

The Company recognized revenues of $740,011 for the shipment of sanguinaria extract to Colgate during fiscal 1997 as compared to revenues of $933,460 in fiscal 1996. No revenues from sanguinaria extract were recognized in fiscal 1998. Fiscal 1997 shipments of sanguinaria extract completed the requirements of the Company's contractual obligations with Colgate, and the Company does not expect additional orders in the foreseeable future. The expiration of this contract did not and will not have a material impact on the operations of the Company.

GROSS PROFIT (LOSS). Gross margin for the natural products industry segment in fiscal 1998 was 13.9% of total revenues as compared to 16.5% in fiscal 1997 and negative 40.9% in fiscal 1996. The decline in fiscal 1998 is primarily due to lower sales of paclitaxel offset by significantly higher sales of natural ingredients products. The improvement in fiscal 1997 was the result of two large sales of paclitaxel. The Company recognized improved gross margins from the sales of nutraceuticals products in fiscal 1998 due to changes in pricing and increased manufacturing efficiencies. However, margins from these sales vary because of product mix. In addition, the Company is still incurring high overhead costs in relation to its current sales levels, the result of excess plant capacity.

Gross margin for technical services increased in fiscal 1998 to 30% of revenue as compared to 14% in fiscal 1997 and 24% of revenues in fiscal 1996. The increase in fiscal 1998 was the result of more projects related to drug development and natural ingredients formulations that generated higher margins. The decline in fiscal 1997 was the result of the mix of services provided, including more analytical and testing services which generate lower margins.

OPERATING EXPENSES. Research and development expenses were $2,229,843 in fiscal 1998 compared to $2,240,992 in fiscal 1997 and $2,157,708 in fiscal 1996. While research and development expenses have remained approximately flat, the Company intends to actively continue research and development efforts and expenses in this area could increase over the next year to support the growing needs of the Company.

Sales and marketing expenses in fiscal years ending April 30, 1998, 1997, and 1996 were $2,390,602, $1,619,937, and
$1,167,447, respectively. The increase represents the Company's accelerated efforts to market new products, particularly in the areas of nutraceuticals and natural food ingredients. Fiscal 1998 and 1997 sales expenses include payments of commissions to internal salespeople and external distributors, and these costs have increased as sales have increased.

General and administrative expenses were $5,369,527 in fiscal 1998, a 12% decrease from $6,095,770 in fiscal 1997. Fiscal 1997 general and administrative expenses declined 2% as compared to fiscal 1996. The decrease in fiscal 1998 was the result of lower insurance, legal and consulting fees. In addition, the fiscal 1997 expense includes a charge of $345,000 for the disposition of certain production facility assets. These decreases are the result of management's continued efforts to reduce general and administrative costs where appropriate.

Product warranty expense in fiscal 1998 of $1,500,000 was an estimate of anticipated costs related to a fungicide found in a product sold by the Company. This estimate was recorded in the fourth quarter of the fiscal year, since the discovery of the substance was made in May 1998. The reserve related to potential product returns, re-work costs, development work required to provide methodology to remove the substance from the bulk extracts and legal and professional fees. Management believes this estimate is adequate, but has no assurance that this reserve will cover the actual costs related to this situation.

INTEREST INCOME.  Interest income was $315,280 in fiscal 1998,
$528,424 in fiscal 1997 and $1,047,734 in fiscal 1996. The
decreases are due to less capital available for investment.

OTHER INVESTMENTS. The Company sold its investment in a public company and realized a gain of $361,461 in fiscal 1998.

WRITEDOWN OF OTHER INVESTMENT. In April 1996, the Company's investment in a development stage company was written down resulting in a loss of $1,000,000. The investment was liquidated in the first quarter of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Total cash and cash equivalents were $2,081,796 at April 30, 1998 compared to $8,379,551 at April 30, 1997. The decrease is due primarily to capital expenditures, raw material purchases for new product areas, advances on growing contracts, and other general working capital requirements. The Company has a revolving line of credit totaling $8,850,000 which expires on June 30, 2000. As of April 30, 1998, $7,350,000 was available for use under this line of credit. Under the terms of the loan agreement, all assets of the Company, with the exception of intangibles, are secured by the bank. Under the terms of the lending agreement, the Company cannot pay any dividends without the consent of the bank and is required to maintain certain financial ratios and minimum working capital and equity amounts. As of April 30, 1998, the Company was not in compliance with a financial covenant for the line of credit which required the Company to report profitability in the fourth quarter of fiscal 1998. The Company has obtained a waiver from the bank for this covenant as of April 30, 1998.

In addition, the Company has a lease credit line with a bank of $564,000; as of April 30, 1998, $346,083 was available for use under this line. Management believes that current cash reserves and the revolving line of credit are sufficient to meet the Company's short-term liquidity needs. Further, management believes that funds generated from business opportunities discussed earlier will be sufficient to meet the liquidity needs of the Company on a long-term basis.

WORKING CAPITAL. Working capital as of April 30, 1998 was $16,671,596 compared to $21,162,501 as of April 30, 1997. This decrease is primarily attributable to the use of cash to fund deposits on growing contracts of $2,599,619 and capital expenditures of $1,994,285. Further, current borrowings increased $1,739,582 primarily due to a $1,500,000 increase in the line of credit and a one time product warranty reserve of $1,500,000.

PROPERTY AND EQUIPMENT. Purchases of property and equipment in fiscal 1998 totaled $2,058,167. This was primarily the result of improvements to manufacturing equipment for the production of nutraceuticals and food ingredients products. The Company expects capital expenditures to be approximately $3,000,000 in fiscal 1999 for additional manufacturing equipment improvements, and expects to fund these expenditures through cash generated from operations.

INCOME TAXES. The Company has a net deferred tax asset of $3,579,773 that has been reduced by a valuation allowance of $623,280 to $2,956,493 as of April 30, 1998. The Company
believes the $2,956,493 recorded is more likely than not to be recovered because of: (1) absent the one-time product warranty charge, the Company returned to profitability in the fourth quarter of fiscal 1998 and (2) the Company has significant appreciated assets on its balance sheet at April 30, 1998, including investments in its land and buildings and paclitaxel related assets. Although the Company believes the $2,956,493 will be realized, the amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income do not materialize.

BACKLOG. Backlog of unfilled purchase orders was $2,974,817 of as April 30, 1998, compared to $4,370,876 as of April 30, 1997. Backlog consists of unfilled purchase orders for nutraceuticals and flavors products.

SEASONALITY

The Company has experienced seasonality in its natural flavor extracts product line primarily in advance of the demand for summer beverages, in which most of its products are used.

YEAR 2000

The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The Year 2000 problem is the result of computer programs recognizing a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Through fiscal 1998, the Company had expensed incremental costs of $50,000 related to Year 2000 remediation efforts. The additional costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. The Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

FORWARD-LOOKING STATEMENTS

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

Item 8.  Financial Statements and Supplementary Data
The following financial statements are included in this
Report:

                                                                          Page
Independent Auditors' Report                                              F-1
Independent Auditors' Report                                              F-2
Consolidated Statements of Operations for the years ended April 30,
   1998, 1997 and 1996                                                    F-3
Consolidated Balance Sheets as of April 30, 1998 and 1997                 F-4
Consolidated Statements of Cash Flows for the years ended April 30,
   1998, 1997 and 1996                                                    F-5
Consolidated Statements of Stockholders' Equity for the years ended
   April 30, 1998, 1997 and 1996                                          F-6
Notes to Consolidated Financial Statements for the years
   ended April 30, 1998, 1997 and 1996                                    F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Hauser, Inc.:

We have audited the accompanying consolidated balance sheets of Hauser, Inc. (a Colorado Corporation) and its subsidiaries as of April 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hauser, Inc. and its subsidiaries as of April 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ARTHUR ANDERSEN LLP

Denver, Colorado,
June 19, 1998.

INDEPENDENT AUDITORS' REPORT

To Hauser, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Hauser, Inc. (formerly Hauser Chemical Research, Inc.) and its subsidiaries for the year ended April 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Hauser, Inc. (formerly Hauser Chemical Research, Inc.) and its subsidiaries for the year ended April 30, 1996 in conformity with generally accepted accounting principles.

/s/DELOITTE & TOUCHE LLP

Denver, Colorado,
July 15, 1996.

HAUSER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                    Years ended April 30,
                                                                    1998              1997              1996
REVENUES:
  Natural product processing                                        $ 17,530,104      $ 16,190,979      $  8,123,760
  Technical services                                                  14,507,424         9,034,787         9,315,672
        Total revenues                                                32,037,528        25,225,766        17,439,432

COST OF REVENUES:
  Natural product processing                                          15,091,082        13,543,487        11,446,880
  Technical services                                                  10,102,016         7,766,976         7,012,290
        Total cost of revenues                                        25,193,098        21,310,463        18,459,170

GROSS PROFIT (LOSS)                                                    6,844,430         3,915,303        (1,019,738)

OPERATING EXPENSES:
  Research and development                                             2,229,843         2,240,992         2,157,708
  Sales and marketing                                                  2,390,602         1,619,937         1,167,447
  General and administrative                                           5,369,527         6,095,770         6,237,159
  Product warranty                                                     1,500,000              -                 -
        Total operating expenses                                      11,489,972         9,956,699         9,562,314

LOSS FROM OPERATIONS                                                  (4,645,542)       (6,041,396)      (10,582,052)

OTHER INCOME (EXPENSE):
  Interest income                                                        315,280           528,424         1,047,734
  Interest expense                                                       (44,931)          (18,947)        (40,738)
  Gain (loss) from investments                                           361,461              -         (1,000,000)
        Total other income                                               631,810           509,477           6,996

LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAX                                                   (4,013,732)       (5,531,919)      (10,575,056)

INCOME TAX BENEFIT                                                       879,723         1,628,993         4,134,812

NET LOSS FROM CONTINUING OPERATIONS                                   (3,134,009)       (3,902,926)       (6,440,244)

DISCONTINUED OPERATION:
  Loss from  discontinued operation, net of applicable income
    tax benefit of $0, $321,568, and $832,126 respectively                  -             (528,464)       (1,296,092)
  Loss on disposal of discontinued operation, net of applicable
    income tax benefit of $0, $1,283,386,and $0, respectively               -           (2,100,146)             -

LOSS FROM DISCONTINUED OPERATION                                            -           (2,628,610)       (1,296,092)

NET LOSS                                                            $ (3,134,009)     $ (6,531,536)     $ (7,736,336)

LOSS PER SHARE BASIC AND DILUTED:
  Continuing operations                                             $(0.30)           $(0.38)           $(0.62)
  Discontinued operations                                              -               (0.25)            (0.13)
        Loss per share                                              $(0.30)           $(0.63)           $(0.75)

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC AND DILUTED                                                   10,439,800        10,389,111        10,344,169

See notes to consolidated financial statements.

HAUSER, INC.

CONSOLIDATED BALANCE SHEETS

                                                                          April 30,
ASSETS                                                                    1998          1997
CURRENT ASSETS:
  Cash and cash equivalents                                               $ 2,081,796   $ 8,379,551
  Restricted cash                                                             139,346          -
  Held-to-maturity investments                                                   -          196,751
  Accounts receivable, less allowance for doubtful accounts:
      1998, $430,518; 1997, $359,632                                        9,090,005     4,961,132
  Income taxes receivable                                                        -        1,445,046
  Inventories, current                                                     10,111,688     7,073,295
  Prepaid expenses and other                                                  349,570       406,325
  Net deferred income tax asset                                             1,946,339     1,684,961
        Total current assets                                               23,718,744    24,147,061

PROPERTY AND EQUIPMENT:
  Land and buildings                                                        7,635,216     7,418,526
  Lab and processing equipment                                             31,883,787    29,513,011
  Furniture and fixtures                                                    4,671,647     4,459,006
        Total property and equipment                                       44,190,650    41,390,543
  Accumulated depreciation                                                (21,846,032)  (18,204,486)
        Net property and equipment                                         22,344,618    23,186,057

OTHER ASSETS:
  Goodwill, less accumulated amortization:
       1998, $936,670; 1997, $651,772                                      1,961,462      2,182,791
  Inventories, non-current                                                14,787,837     14,710,409
  Deposits                                                                 4,013,992      1,414,373
  Net deferred income tax asset                                            1,010,154        351,862
  Other                                                                      456,774        805,325
                                                                         $68,293,581    $66,797,878

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                       $ 1,764,294    $ 1,486,499
  Current portion of long-term debt                                        1,911,498        171,916
  Accrued salaries and benefits                                            1,201,201        960,698
  Deposits                                                                   670,155        200,000
  Product warranty                                                         1,500,000           -
  Other accrued current liabilities                                             -           165,447
        Total current liabilities                                          7,047,148      2,984,560

LONG-TERM DEBT                                                               692,733        121,764

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value; 50,000,000 shares authorized;
     shares issued and outstanding:  1998, 10,464,458; 1997, 10,419,028       10,464         10,419
  Additional paid-in capital                                              58,864,295     58,622,066
  Unrealized gain on available-for-sale investment, net of income taxes         -           246,119
  Retained earnings                                                        1,678,941      4,812,950
        Total stockholders' equity                                        60,553,700     63,691,554
                                                                         $68,293,581    $66,797,878

See notes to consolidated financial statements.


HAUSER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     Years ended April 30,
                                                                     1998             1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $(3,134,009)     $(6,531,536)     $(7,736,336)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
  Depreciation and amortization                                        4,022,965        4,171,790        3,592,872
  Provision for bad debt                                                 235,574          105,000          322,673
  Provision for excess inventories                                        41,829          562,057             -
  Provision for product warranty                                       1,500,000             -                -
  Loss on disposal of discontinued operation                                -           3,383,532             -
  Loss on disposal of assets                                              92,319          344,255          176,004
  Gain on sales of investment                                           (361,461)            -                -
  Writedown of investment                                                   -                -           1,000,000
  Deferred income tax benefit                                           (879,723)      (2,412,827)      (2,169,804)
  Change in deposits and other                                        (2,535,737)      (1,139,985)         125,569
  Change in assets and liabilities, net of effects from
    the purchase of Shuster and Ironwood:
       Accounts receivable                                            (4,364,447)         910,073         (613,343)
       Income taxes receivable                                         1,445,046        1,220,418         (366,518)
       Inventories                                                    (3,304,476)      (5,305,498)      (4,562,562)
       Prepaid expenses and other                                         56,755         (111,692)        (173,511)
       Accounts payable                                                  277,795        1,036,684         (670,272)
       Customer deposits                                                 470,155           25,628             -
       Other accrued liabilities                                          75,056         (185,331)         167,517
Net cash used in operating activities                                 (6,362,359)      (3,927,432)     (10,907,711)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                 (2,058,167)      (2,729,671)      (2,165,810)
  Proceeds from sale of investments                                      458,479             -                -
  Purchase of Shuster's common stock, net of cash acquired               (63,569)            -          (3,317,919)

  Sale of Ironwood net assets                                               -             250,000             -
  Collection on Note Receivable                                          108,411             -                -
  Issuance of Notes Receivable                                           (60,000)            -                -
  Purchase of investments                                               (194,922)        (293,865)            -
  Maturity of investments                                                391,673        7,900,000       19,587,413
  Net change in restricted cash                                         (139,346)            -                -
Net cash (used in) provided by investing activities                   (1,557,441)       5,126,464       14,103,684

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in bank lines of credit                                   1,500,000             -                -
  Proceeds from issuance of long-term debt                                  -             274,833             -
  Repayments of long-term debt                                          (120,229)        (781,518)         (45,791)
  Proceeds from issuance of common stock and warrants                    242,274          258,452          122,446
  Purchase of treasury stock                                                -                -             (88,750)
Net cash provided by (used in) financing activities                    1,622,045         (248,233)         (12,095)

Net increase (decrease) in cash and cash equivalents                  (6,297,755)         950,799        3,183,878

Cash and cash equivalents, beginning of year                           8,379,551        7,428,752        4,244,874

Cash and cash equivalents, end of year                               $ 2,081,796      $ 8,379,551      $  7,428,752

SUPPLEMENTAL DISCLOSURES:
 Cash paid during the year for interest                              $    44,931      $    18,947      $    37,722
 Cash received during the year for income taxes refunded             $ 1,625,855      $ 2,052,637      $ 2,415,450
 Non-cash investing and financing activity:
    Capital lease obligations incurred through lease of lab
     and processing equipment                                        $   930,780      $    64,538      $      -

See notes to consolidated financial statements.


HAUSER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                   Unrealized
                                                                                   Gain On
                                                Additional                         Available                 Total
                             Common Stock       Paid-in     Treasury Stock         For-Sale    Retained      Stockholders'
                             Shares     Amount  Capital     Shares    Amount       Investments Earnings      Equity

BALANCE, APRIL 30, 1995        10,526,079 $10,526 $59,266,173 (181,100) $  (966,062)     -       $ 19,080,822  $77,391,459

  Exercise of stock options        37,200      38     120,407     -            -         -               -         120,445
  Tax benefit from employee
     exercise of stock options       -       -         29,700     -            -         -               -          29,700
  Exercise of warrants              1,334       1       2,000     -            -         -               -           2,001
  Purchase of treasury stock         -       -           -     (20,000)     (88,750)     -               -         (88,750)
  Change in unrealized gain on
     available-for-sale
     investment                      -       -           -        -             -     465,100            -         465,100
  Net loss                           -       -           -        -             -        -         (7,736,336)  (7,736,336)

BALANCE, APRIL 30, 1996        10,564,613  10,565  59,418,280 (201,100)  (1,054,812)  465,100      11,344,486   70,183,619
  Exercise of stock options        55,515      55     210,111     -            -         -               -         210,166
  Tax benefit from employee
   exercise of stock options         -       -         48,286     -            -         -               -          48,286
   Retirement of treasury
      stock                      (201,100)   (201) (1,054,611) 201,100    1,054,812      -               -            -
   Change in unrealized
      gain on available-for-
      sale investment                -       -           -        -            -     (218,981)           -        (218,981)
   Net loss                          -       -           -        -            -         -         (6,531,536)  (6,531,536)

BALANCE, APRIL 30, 1997        10,419,028  10,419  58,622,066     -            -      246,119       4,812,950   63,691,554

   Exercise of stock options       45,430      45     223,881     -            -         -               -         223,926
   Tax benefit from employee
      exercise of stock
      options                        -       -         18,348     -            -         -               -          18,348
   Change in unrealized
      gain on available-for-
      sale investment                -       -           -        -            -     (246,119)           -        (246,119)
   Net loss                          -       -           -        -            -         -         (3,134,009)  (3,134,009)

BALANCE, April 30, 1998        10,464,458 $10,464 $58,864,295     -     $      -     $   -       $  1,678,941  $60,553,700

See notes to consolidated financial statements.

HAUSER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BUSINESS ORGANIZATION

Hauser, Inc. (the "Company"), a Colorado corporation, and its wholly owned subsidiaries, Shuster Laboratories, Inc. and Hauser Northwest, Inc., is a manufacturer of special products from natural sources, using its proprietary technologies in extraction and purification. The Company also provides interdisciplinary laboratory testing services, chemical engineering services, and contract research and development. The Company's existing products are principally marketed to the pharmaceutical, dietary supplements and food ingredients industries.

Risks and Uncertainties - A significant portion of the Company's resources are concentrated in the production of bulk paclitaxel. Because of a relatively long production cycle for paclitaxel, the Company has purchased and committed to purchase significant raw materials (see note 7), and has committed significant resources to process such raw materials in anticipation of delivering paclitaxel to customers in the future. At April 30, 1998, the Company had paclitaxel related assets of: $14,321,020 of both in-process and finished inventory; $3,847,862 as deposits on future raw materials; and approximately $4,437,748 net book value of related equipment used in the manufacturing process for paclitaxel.

Under the Waxman-Hatch Act, Bristol-Myers Squibb Company ("Bristol") had an exclusive right to sell Taxol[Registered Trademark] in the United States, which expired on December 27, 1997. Bristol has also obtained certain usage patents which have barred access to the United States market. The validity of these patents is currently in litigation. If Bristol's usage patents are upheld in the courts, entry into the United States market would be significantly delayed, and thus the recovery of the Company's investment in paclitaxel related assets would also be significantly delayed, or could result in revaluation in the amounts recoverable from such assets.

The Company markets paclitaxel through an exclusive relationship with one company in North America and a non-exclusive relationship with one company in Europe. The Company's North American partner has approval to sell generic paclitaxel in Canada. In Europe, the Company's partner has been approved to sell paclitaxel in the Netherlands as an equivalent product, not a generic product.

Further, the Company's customers wishing to enter the market for paclitaxel based therapies must obtain proper regulatory approval before they can formulate and sell the paclitaxel in final form. Any delays in obtaining such approval will similarly delay the Company's recovery of its investment in its paclitaxel related assets.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include those of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Acquisitions - On July 21, 1995, the Company acquired all of the stock of Herbert V. Shuster, Inc. ("Shuster") for approximately $3,959,515 in cash and $621,953 in notes plus a performance-based earnout for meeting certain milestones over the next five years. The earnout will adjust the cost of the acquisition once any portion of the payment becomes probable. Shuster is a consumer research and development firm and contract laboratory. Subsequent adjustments have increased the purchase price by $209,577.

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

                                               Year ended
                                               April 30, 1996
Revenues                                       $18,429,018
Net loss from continuing operations            $(6,481,761)
Net loss per share from continuing operations  $ (0.63)


Discontinued Operations - On October 11, 1996, the Company sold substantially all of the net assets of Ironwood for $250,000 in cash, notes receivable of $150,000 and certain performance-based earnouts. Revenues of Ironwood were $2,670,389 and $8,225,582 in fiscal years 1997 and 1996, respectively.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements. Actual results could differ from those estimates.

Product Warranty - During the fourth quarter of fiscal 1998, the Company took a charge to earnings and reserved $1,500,000 in anticipation of product returns, rework costs, legal and professional fees, and process development costs related to the discovery of a common fungicide, quintozene, in its bulk Panax ginseng. Sales of Panax ginseng accounted for less than 5% of total revenues in fiscal 1998.

Advertising - The Company expenses advertising costs as they are incurred.

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

Inventories as of April 30 consist of the following:

                                     1998            1997
Raw materials                        $ 5,224,750     $  3,373,554
Work in process                       11,763,470       13,019,432
Finished goods                         8,515,134        5,952,775
Total before valuation allowance      25,503,354       22,345,761
     Less:  valuation allowance         (603,829)        (562,057)
Total inventories                     24,899,525       21,783,704
Less non-current inventories          14,787,837       14,710,409
Current portion of inventories       $10,111,688      $ 7,073,295

Investments - The Company accounts for debt securities for which it has the positive intent and ability to hold to maturity at amortized cost. Below is a table of held-to-maturity investments as of April 30, 1997. The Company had no held-to-maturity investments as of April 30, 1998.


                                 April 30, 1997
                                 Amortized    Unrealized    Unrealized      Market
                                 Cost         Gains         Losses          Value
Issues
Maturities less than 1 year:
U.S. Treasury Securities         $ 196,751    $ 2,827       $   -           $  199,578

The Company accounts for equity securities that have a readily determinable value and debt securities that are available-for-sale at quoted fair values. At April 30, 1997, the Company had an equity investment with a cost of $100,000 and a fair value of $502,966. Unrealized gains are recorded in stockholders' equity net of the income tax effect. This investment was sold during fiscal 1998 for a gain of $361.461.

The Company also invests short-term excess cash in a bond mutual fund which is considered to be a cash equivalent. At
April 30, 1998 and 1997, the fund had a quoted market value of $1,120,513 and $4,005,191, respectively.

Other investments consist of 20% or less investments in non-publicly traded companies and are accounted for at the lower of cost or market. During fiscal 1996, the Company wrote down its investment in a development stage company resulting in a loss of $1,000,000. The investment was liquidated in the first quarter of fiscal 1997.

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

Depreciation is recognized on a straight-line basis over the following estimated useful lives:


Equipment, furniture and fixtures     2 - 15 years
Buildings                             39 years
Leasehold improvements                5 - 10 years


Depreciation was $3,738,158, $3,888,336, and $3,356,396 for
fiscal years 1998, 1997 and 1996, respectively.

Impairment of Long-Lived Assets - The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the difference between the carrying value and fair value of the long-lived asset.

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

Earnings (Loss) Per Share - During fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which was required to be adopted on December 15, 1997. This statement establishes standards for computing and presenting basic and diluted earnings per share. Under this statement, basic earnings or loss per share is computed by dividing the net earnings or loss by the weighted average number of shares of common stock outstanding. Diluted earnings or loss per share is determined by dividing the net earnings or loss by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of outstanding warrants and stock options determined utilizing the treasury stock method. The adoption of SFAS 128 had no effect on previously reported earnings (loss) per share.

In fiscal 1998, 1997 and 1996, stock options and warrants totaling 709,256, 548,362, and 443,687 respectively were excluded from the calculation of diluted earnings (loss) per share since the result would have been anti-dilutive.

Fair Value of Financial Instruments - Due to the short-term nature of the Company's debt, accounts receivable and other financial instruments, the fair value of such financial instruments approximates their carrying amount.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Issued Accounting Standards - In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Comprehensive (loss) would have been approximately ($3,380,000), ($6,750,000) and ($7,270,000) for the years ended April 30, 1998, 1997, and 1996, respectively.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"). SFAS 131 requires that public companies report information about their operating segments based on the financial information used by the chief operating decision maker in their annual financial statements and requires those companies to report selected information in their interim statements. SFAS 131 is effective for fiscal years beginning after December 15, 1997.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. SFAS 133 is effective for fiscal quarters and fiscal years beginning after June 15, 1999. Management believes that the adoption of SFAS 133 will not have a significant impact on the Company's financial condition and results of operations.

3. LONG-TERM DEBT

Future minimum payments for the years ending April 30 are as follows:

                    Notes payable       Capital lease obligations     Lin Of Credit
                    (5.5% to 15.4%)     (11.2% to 15%)                (variable)
1999                $  36,105            $  473,327                   $1,500,000
2000                    1,000               443,246                         -
2001                     -                  299,293                         -
2002                     -                   13,296                         -
2003                     -                   12,188                         -
Total                  37,105             1,241,350                    1,500,000
Less:  interest          -                 (174,224)                        -
April 30, 1998      $  37,105            $1,067,126                   $1,500,00

April 30, 1997      $ 157,335            $  136,345                   $     -

At April 30, 1998 and 1997, property and equipment includes items under capital leases with book values of $1,032,293 and $138,396, respectively, and accumulated depreciation of $247,570 and $85,208, respectively.

Lines Of Credit - The Company has an $8,850,000 bank line of credit which allows the Company to obtain advances or letters of credit against a borrowing base of eligible accounts receivable, inventory and fixed assets. As of April 30, 1998, $1,500,000 had been borrowed against the line. The line of credit has an annual fee of 0.50% of the unused portion of the line and interest is payable monthly at the bank's prime rate plus 0.75% (9.25% at April 30, 1998). The line of credit expires June 30, 2000 and is secured by all assets of the Company, with the exception of intangibles.

Under the terms of the lending agreement, the Company cannot pay any dividends without the consent of the bank and is required to maintain certain financial ratios and minimum working capital and equity amounts. As of April 30, 1998, the Company was not in compliance with a financial covenant for the line of credit which required the Company to report profitability in the fourth quarter of fiscal 1998. The Company has obtained a waiver from the bank for this covenant as of April 30, 1998.

Restricted cash is equal to interest due over one year based on the amount borrowed and is required to be maintained on deposit at a financial institution as security for the Company's line of credit. Cash on deposit at April 30, 1998 was $139,346.

In addition, the Company has a lease line of credit for $564,000, of which $346,083 was available for use at April 30, 1998. The interest rate on the lease line is the bank's cost of funds plus 2.5% (8.54% at April 30, 1998) and the line expires on April 8, 2000.

4. STOCKHOLDERS' EQUITY

Non-Qualified Stock Options - The Company's 1987 Stock Option Plan (the "1987 Plan") authorizes the granting of non-qualified stock options for up to 1,218,720 shares of the Company's common stock by directors, employees, and consultants. As of April 30, 1998, there were 813,237 shares of common stock committed under this plan. Exercise terms, ranging from one to ten years for options granted under the 1987 Plan, are determined by the Board of Directors at the time of grant. A summary of the status of the Company's 1987 Non-Qualified Stock Option Plan follows.

                                                     FY 1998     FY 1997     FY 1996
Balance outstanding at beginning of fiscal year:     164,671     196,310     159,141
Granted                                              154,849      20,023      83,655
Exercised                                            (16,594)    (44,012)    (32,566)
Canceled                                             (26,856)     (7,650)    (13,920)

Outstanding at April 30                              276,070     164,671     196,310

Exercisable at April 30                              242,752     163,171     189,849

Weighted average exercise prices:
  At beginning of period                             $  5.45     $  4.92     $  4.57
  At end of period                                   $  5.78     $  5.45     $  4.92
  Exercisable at end of period                       $  5.76     $  5.45     $  4.91
  Options granted                                    $  5.99     $  6.44     $  4.61
  Options exercised                                  $  4.60     $  3.70     $  2.83
  Options canceled                                   $  5.75     $  4.39     $  4.41

Weighted average, fair value of
   options granted during period                     $  3.91     $  3.36     $  2.85


                                  April 30, 1998
                  Options Outstanding                 Options Exercisable
                              Weighted  Remaining
                              Average   Contractual              Weighted
Range of Exercise             Exercise  Life                     Average
Prices            Shares      Price     (Years)       Shares     Exercise Price
$3.71 - $4.80      29,603     $4.38     2.18          29,603     $4.38
$4.81 - $5.60      33,029     $5.25     2.66          33,029     $5.25
$5.61 - $6.00     188,238     $5.95     6.86         154,920     $5.95
$6.13 - $8.28      25,200     $6.89     5.75          25,200     $6.89
                  276,070                            242,752

Incentive Stock Options -The Company's 1992 Stock Option Plan ("1992 Plan") authorizes the granting of 700,000 shares of common stock to employees at fair market value on the date of grant. As of April 30, 1998, there were 439,162 shares committed under this plan. Exercise terms, ranging from one month to ten years for options granted under the 1992 Plan, are determined by the Board of Directors at the time of grant. A summary of the status of the Company's 1992 Plan follows:


                                                        FY 1998         FY 1997          FY 1996
Balance outstanding at beginning of fiscal year:        335,214         247,377          233,780
Granted                                                 130,300         146,500          145,600
Exercised                                               (28,836)        (11,503)          (4,634)
Canceled                                                (52,169)        (47,160)        (127,369)

Outstanding at April 30                                 384,509         335,214          247,377

Exercisable at April 30                                 208,309         225,414          181,360


Weighted average exercise prices:
  At beginning of period                                $  6.04         $  5.87          $  5.99
  At end of period                                      $  5.93         $  6.04          $  5.87
  Exercisable at end of period                          $  6.02         $  6.04          $  5.99
  Options granted                                       $  5.91         $  6.27          $  5.28
  Options exercised                                     $  5.94         $  5.98          $  5.85
  Options canceled                                      $  6.53         $  5.86          $  5.43


Weighted average, fair value of
   options granted during period                        $  3.86         $  2.83          $  2.71


                                  April 30, 1998
                  Options Outstanding                 Options Exercisable
                              Weighted  Remaining
                              Average   Contractual              Weighted
Range of Exercise             Exercise  Life                     Average
Prices            Shares      Price     (Years)       Shares     Exercise Price
$4.38 - $5.22      11,400     $5.17     5.62            3,400    $5.07
$5.34 - $5.44       4,400     $5.36     4.91            1,700    $5.39
$5.63 - $6.00     331,109     $5.88     5.18          177,609    $5.96
$6.06 - $7.56      37,600     $6.67     7.84           25,600    $6.62
                  384,509                             208,309

Warrants - The Company has issued to consultants and stockholders warrants for the purchase of common stock. Exercise terms were determined by the Board of Directors at the time of grant. During fiscal 1996 and 1998, no warrants were issued. During fiscal 1997, 48,477 warrants were issued at a weighted average exercise price of $6.03 and a grant date fair value of $147,306. During fiscal 1996, 1,334 warrants were exercised at $1.50. At April 30, 1998, 48,477 warrants remained outstanding at exercise prices ranging from $5.67 to $6.22 per warrant.

Valuation - The weighted average fair value of each option grant or warrant has been estimated as of the date of grant using the Black-Scholes option-pricing model using the following assumptions.

                             FY 1998         FY 1997         FY 1996
Dividend rate                 0.00%           0.00%           0.00%
Expected volatility          40.00%          50.00%          55.00%
Risk-free interest rate       5.79%           6.37%           5.98%
Expected life (in years)      5.6             5.0             5.0

Using these assumptions, the fair value of the stock options granted in fiscal years 1998, 1997, and 1996 was estimated to be approximately $1,107,242, $480,271, and $632,440, respectively. Had compensation cost been recorded based on the fair value of the option or warrant grants, the Company's pro-forma net loss and net loss per share would have been as follows for the years ended April 30:

                                        FY 1998          FY 1997          FY 1996
Net loss from continuing operations:
     As reported                        $ (3,134,009)    $ (3,902,926)    $ (6,440,244)
     Pro-forma                          $ (3,455,707)    $ (4,109,299)    $ (6,620,823)

Net loss from continuing operations per
   share basic and diluted
     As reported                        $  (0.30)        $  (0.38)        $  (0.62)
     Pro-forma                          $  (0.33)        $  (0.40)        $  (0.64)

5. INCOME TAXES

Income tax benefit from continuing operations for the years ended April 30, 1996, 1997 and 1998 is comprised of the following components:

                          Federal          State            Total
1996
  Current                 $(1,965,008)     $     -           $(1,965,008)
  Deferred                 (1,905,993)       (343,711)        (2,249,704)
  Valuation Allowance          71,489           8,411             79,900
Total                     $(3,799,512)     $ (335,300)       $(4,134,812)

1997
  Current                 $    60,780      $     -           $    60,780
  Deferred                 (1,614,745)       (200,128)        (1,814,873)
  Valuation Allowance         111,932          13,168            125,100
Total                     $(1,442,033)     $ (186,960)       $(1,628,993)

1998
  Current                 $      -         $     -           $      -
  Deferred                 (1,199,285)        (98,719)        (1,298,004)
  Valuation Allowance         374,251          44,030            418,281
Total                     $  (825,034)     $  (54,689)       $  (879,723)

As of April 30, 1998 and 1997, temporary differences which result in deferred tax assets and liabilities are as follows:


                                                          1998            1997
Current:
     Inventories capitalized for income tax purposes      $1,008,199      $1,296,734
     Bad debt reserves                                       201,597         136,660
     Inventory reserves                                      229,477         213,560
     Accrued vacation                                        119,716         104,872
     Prepaid expenses                                           -             (9,943)
     Product warranty reserve                                570,000            -
     Less: Valuation allowance                              (182,650)        (56,922)
Net Current Deferred Tax Asset                            $1,946,339       $1,684,961

Noncurrent
     Federal NOL carryforward                             $1,469,501       $  949,961
     State NOL carryforward                                  977,479          922,790
     AMT credit carryforward                               1,484,151        1,552,491
     R&D credit carryforward                                 510,265          357,120
     Capital loss carryforward                               243,616          380,000
     Excess of tax over book depreciation                 (3,648,241)      (3,903,032)
     Income for tax purposes, not book                       304,000          361,000
     Other                                                   110,013         (120,390)
     Less: Valuation allowance                              (440,630)        (148,078)
Net Noncurrent Deferred tax Asset                         $1,010,154       $  351,862

The Company has approximately $4.3 million of federal and $24.4 million of state net operating loss carry forwards that expire in varying amounts through the year 2013 and approximately $641,000 of capital loss carry forwards expiring in 2001. The Company also has available income tax credits of $510,265, expiring on varying dates through 2013 and alternative minimum tax credits of $1,484,151, which do not expire. Realization is dependent on generating sufficient taxable income or realization of future taxable temporary differences prior to expiration of the carryforwards. Although realization is not assured, management believes it is more likely than not that the recorded net deferred tax assets will be realized.

During fiscal 1998, the Company increased its valuation allowance by approximately $418,000, due mainly to the one-time product warranty charge. The amount of the net deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income do not materialize.

The Company recognized a reduction of income taxes payable of $18,348, $48,286, and $29,700 as a result of the exercise of stock options by employees and others during the years ended April 30, 1998, 1997, and 1996, respectively. The benefit was credited directly to additional paid-in capital.

A reconciliation of the expected income tax benefit from continuing operations at the federal statutory income tax rate to the Company's actual income tax expense at its effective income tax rate is as follows:

                                                    1998          1997           1996
Federal statutory income tax rate                   34.0%         34.0%          34.0%

Computed "expected" income tax benefit              ($1,364,669)  ($1,880,852)   ($3,595,519)

Increase (reduction) in taxes resulting from:
     State income taxes, net of federal benefit     (160,549)     (186,960)      (226,655)

     General business credit carryforward           (75,000)         -           (502,600)

     Non-deductible expenses                        116,735       103,375        100,064

     Change in valuation allowance                  418,281       125,100        79,900

     Other                                          185,479       210,344        9,998

Actual income tax benefit                           ($879,723)    ($1,628,993)   ($4,134,812)

Effective income tax rate                           21.9%         29.4%          39.1%

6. EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) plan (the "Plan") for all employees who have completed one year of service. Participants may contribute up to 15% of their annual compensation subject to dollar limitations of Section 402(g) of the Internal Revenue Code. At the discretion of the Board of Directors, the Company matches, with a cash contribution, 20% of the first 6% of the participant's contribution and the remaining 80% of the participant's contribution with common stock. The Company has reserved 200,000 shares of common stock for issuance under the Plan. The Company's matching portion vests 20% per year over 5 years. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company did not make a contribution to the Plan for the years ended April 30, 1998, 1997 and 1996.

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

Rent expense from continuing operations was $1,204,226, $1,150,977 and $1,068,777, for the years ended April 30, 1998,
1997, and 1996, respectively.

Future minimum lease payments under operating leases for the years ending April 30 are as follows:


1999           $ 1,110,933
2000             1,073,698
2001               614,952
2002                13,237
Total          $ 2,812,820


Purchase Commitments - The Company has entered into growing contracts with numerous nurseries for the future purchases of natural raw materials to be used in the Company's manufacturing processes. In some cases, the Company may, at its option, decide at any time to discontinue the payments on these contracts for nutraceuticals and pharmaceutical products. If such decisions are made in the future, the Company would not be able to recover deposits made on the growing contracts. As of April 30, 1998, the Company has $3,847,862 in deposits for such contracts. The future commitments for purchases under these contracts at April 30 are as follows:

1999           $ 4,217,732
2000             2,352,841
2001             3,187,825
2002             3,440,106
2003             3,216,738
2004               123,148
Total          $16,538,390

Loan Guarantee - During the year ended April 30, 1998, the Company guaranteed a bank loan in the amount of $650,000 for another company and has pledged 100,000 shares of stock as collateral against the loan. The Company provided this guarantee to obtain exclusive sales and marketing rights for a unique dietary supplement and functional food product.

8.     INDUSTRY SEGMENTS

Segments:

Selected financial information from the Company's two business segments are as follows:

                                  Year Ended April 30, 1998
                                  Natural Product     Technical       Corporate
                                  Processing          Services        and Other        Total
Income (Loss) from operations     $ (1,073,967)       $ 2,405,254     $(5,976,829)     $(4,645,542)
Capital expenditures              $  1,545,582        $   267,232     $   245,353      $ 2,058,167
Depreciation and amortization     $  2,634,458        $   953,820     $   434,687      $ 4,022,965
Identifiable assets               $ 49,429,962        $ 7,876,394     $10,987,225      $68,293,581

                                  Year Ended April 30, 1997
                                  Natural Product     Technical       Corporate
                                  Processing          Services        and Other        Total
Loss from operations              $ (1,428,081)       $  (325,932)    $(4,287,383)     $(6,041,396)
Capital expenditures              $  2,352,343        $   272,335     $   104,993      $ 2,729,671
Depreciation and amortization     $  2,524,794        $   944,894     $   702,102      $ 4,171,790
Identifiable assets               $ 43,064,754        $ 6,011,785     $17,721,339      $66,797,878

Major Customers:

The Company's revenue is concentrated among customers primarily in the pharmaceutical industry. The following represents customers comprising more than 10% of the Company's revenues from continuing operations:

                          Year ended April 30,
                          1998              1997              1996
Revenues:
     Customer A           $ 4,783,683       $    52,945       $      -
     Customer B           $   999,651       $ 3,575,062       $ 3,880,297
     Customer C           $   681,000       $ 2,550,000       $      -

Percent of Total Revenues:
     Customer A           14.9%              0.2%               -
     Customer B           3.1%              14.2%             22.3%
     Customer C           2.1%              10.1%               -

As of April 30, 1998 and 1997, amounts owed the Company from these customers were $2,100,918 and $277,682, respectively.

Foreign Sales

Export sales were $2,226,875, $4,189,256, and $71,490 in
fiscal 1998, 1997, and 1996, respectively.

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

PART IV

Item 14.  Exhibits, Financial Statements, Schedules, and
Reports on Form 8-K.

(a)(1) and (2) The following financial statements and financial statement schedules are filed as part of this report:

                                                                 Page
Independent Auditors' Report                                     F-1
Independent Auditors' Report                                     F-2
Consolidated Statements of Operations for the years ended
   April 30, 1998, 1997 and 1996                                 F-3
Consolidated Balance Sheets as of April 30, 1998 and 1997        F-4
Consolidated Statements of Cash Flows for the years ended
   April 30, 1998, 1997 and 1996                                 F-5
Consolidated Statements of Stockholders' Equity for the years
   ended April 30, 1996, 1997 and 1998                           F-6
Notes to Consolidated Financial Statements for the years ended
   April 30, 1998, 1997 and 1996                                 F-7

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

Dated: July 17, 1998       HAUSER, INC.
                           By: /s/ Dean P. Stull
                           Chairman and
                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                                               Date

/s/Dean P. Stull            Chairman of the Board of Directors,                 July 17, 1998
                            Chief Executive Officer,
                            President and a Director
                            (Principal Executive Officer)

/s/Randall J. Daughenbaugh  Chief Technical Officer and a Director              July 17, 1998

/s/David I. Rosenthal       Chief Financial Officer and                         July 17, 1998
                            Treasurer (Principal Financial and
                            Accounting Officer)

/s/William E. Coleman       Director                                            July 17, 1998

/s/Stanley J. Cristol       Director                                            July 17, 1998

/s/Beverly J. Haddon        Director                                            July 17, 1998

/s/Robert F. Saydah         Director                                            July 17, 1998

/s/Bert M. Tolbert          Director                                            July 17, 1998
