Form 10-Q
period 1998-07-31
HAUSER CHEMICAL RESEARCH INC
filed 1998-09-14
CIK 773723

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended
July 31, 1998                      Commission File No. 0-17174


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

Yes     X          No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value               10,467,519
Class                             Outstanding at July 31, 1998

Part 1.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

     Consolidated Statements of Operations (Unaudited) -
        Three months ended July 31, 1998 and July 31, 1997   1

     Consolidated Balance Sheets -
        July 31, 1998 and April 30, 1998                     2

     Consolidated Statements of Cash Flows -
        Three months ended July 31, 1998 and July 31, 1997   3

      Notes to Condensed Consolidated Financial Statements 4-5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations    6-12

Part 2.  OTHER INFORMATION

Item 1.  Legal Proceedings.                                 13

     Item 2.  Changes in Securities.                        13

     Item 3.  Defaults Upon Senior Securities.              13

     Item 4.  Submission of Matters to a Vote of
                 Security Holders.                          13

     Item 5.  Other Information.                            13

     Item 6.  Exhibits and Reports on Form 8-K.             13

     SIGNATURE PAGE                                         14

HAUSER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

                                            Three months ended July 31,
                                            1998              1997
REVENUES:
  Natural product processing                $  3,082,952      $  4,782,298
  Technical services                           3,968,466         2,763,219
        Total revenues                         7,051,418         7,545,517

COST OF REVENUES:
  Natural product processing                   2,485,529         3,654,974
  Technical services                           2,903,418         2,012,445
        Total cost of revenues                 5,388,947         5,667,419

GROSS PROFIT                                   1,662,471         1,878,098

OPERATING EXPENSES:
  Research and development                       320,956           457,312
  Sales and marketing                            699,200           526,483
  General and administrative                   1,684,909         1,445,656
        Total operating expenses               2,705,065         2,429,451

LOSS FROM OPERATIONS                          (1,042,594)         (551,353)

OTHER INCOME (EXPENSE):
  Interest income                                 27,054           110,120
  Interest expense                               (46,384)           (2,382)
  Other                                                -           187,645
        Other income (expense) - net             (19,330)          295,383

LOSS BEFORE INCOME TAXES                      (1,061,924)         (255,970)

INCOME TAX BENEFIT                                     -            74,233

NET LOSS                                    $ (1,061,924)     $   (181,737)

LOSS PER SHARE BASIC AND DILUTED
        Net loss per share                  $      (0.10)     $      (0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING
   BASIC & DILUTED                            10,469,050        10,420,475

See notes to consolidated financial statements.

HAUSER, INC.

CONSOLIDATED BALANCE SHEETS


                                                                            July 31,        April 30,
ASSETS                                                                      1998            1998
                                                                            (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                 $    958,581    $  2,081,796
  Restricted Cash                                                                278,999         139,346
  Accounts receivable, less allowance for doubtful accounts:
      July 31, 1998, $264,740; April 30, 1998, $430,518                        6,777,202       9,090,005
  Inventories, current                                                         9,910,273      10,111,688
  Prepaid expenses and other                                                     436,572         349,570
  Net deferred income tax asset                                                1,956,229       1,946,339
        Total current assets                                                  20,317,856      23,718,744

PROPERTY AND EQUIPMENT:
  Land and buildings                                                           9,644,391       9,644,391
  Lab and processing equipment                                                32,554,281      31,883,787
  Furniture and fixtures                                                       2,795,793       2,662,472
        Total property and equipment                                          44,994,465      44,190,650
  Accumulated depreciation                                                   (22,944,676)    (21,846,032)
        Net property and equipment                                            22,049,789      22,344,618

OTHER ASSETS:
  Goodwill, less accumulated amortization:
       July 31, 1998, $1,009,699; April 30, 1998, $936,670                     1,888,433       1,961,462
  Inventories, non-current                                                    16,711,290      14,787,837
  Deposits                                                                     5,117,507       4,013,992
  Net deferred income tax asset                                                1,010,154       1,010,154
  Other                                                                          457,928         456,774
                                                                            $ 67,552,957    $ 68,293,581

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                          $  1,407,400    $  1,764,294
  Current portion of long-term debt                                            3,448,974       1,911,498
  Accrued salaries and benefits                                                  982,391       1,201,201
  Deposits                                                                       247,494         670,155
  Product warranty                                                             1,229,570       1,500,000
  Other accrued current liabilities                                               21,524               -
        Total current liabilities                                              7,337,353       7,047,148

LONG-TERM DEBT                                                                   708,071         692,733
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value; 50,000,000 shares authorized;
     shares issued: July 31, 1998 10,467,519; April 30, 1998, 10,464,458          10,468          10,464
  Additional paid-in capital                                                  58,880,048      58,864,295
  Retained earnings                                                              617,017       1,678,941
        Total stockholders' equity                                            59,507,533      60,553,700
                                                                            $ 67,552,957    $ 68,293,581

See notes to consolidated financial statements.

HAUSER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Three months ended July 31,
                                                           1998              1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $ (1,061,924)     $  (181,737)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
  Depreciation and amortization                               1,171,673           878,493
  Provision for bad debt                                         24,538            27,000
  Provision for excess inventories                                    -           165,000
  Gain on sales of investment                                         -          (187,639)
  Deferred income tax benefit                                         -           (74,233)
  Change in deposits and other                               (1,114,559)         (606,677)
  Change in assets and liabilities:
       Accounts receivable                                    2,288,265        (1,478,954)
       Inventories                                           (1,722,038)         (155,223)
       Prepaid expenses and other                               (87,002)         (110,435)
       Accounts payable                                        (356,894)         (101,341)
       Customer deposits                                       (422,661)          200,000
  Provision for product warranty                               (270,430)                -
       Other accrued liabilities                               (197,286)          236,574
Net cash used in operating activities                        (1,748,318)       (1,389,172)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                          (723,895)         (526,153)
  Proceeds from sale of investments                                   -           239,189
  Purchase of investments                                             -        (7,585,272)
  Maturity of investments                                             -         4,091,371
  Net change in restricted cash                                (139,653)                -
Net cash (used in) provided by investing activities            (863,548)       (3,780,865)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in bank lines of credit                          1,500,000                 -
  Repayments of long-term debt                                  (27,106)          (37,807)
  Proceeds from issuance of common stock and warrants            15,757            12,649

Net cash provided by (used in) financing activities           1,488,651           (25,158)

Net decrease in cash and cash equivalents                    (1,123,215)       (5,195,195)

Cash and cash equivalents, beginning of year                  2,081,796         8,379,551

Cash and cash equivalents, end of year                     $    958,581      $  3,184,356

See notes to consolidated financial statements.

HAUSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF JULY 31,
1998 AND APRIL 30, 1998 AND FOR THE THREE MONTH PERIODS ENDED
JULY 31, 1998 AND 1997 (UNAUDITED)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of July 31, 1998, and results of its operations and cash flows for the periods ended July 31, 1998 and 1997. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain fiscal 1998 amounts have been reclassified to conform to the fiscal 1999 presentation.
Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements. Actual results could differ from those estimates. The Company has a significant investment in paclitaxel related assets and deferred tax assets. Management anticipates realization of these assets; however, there can be no assurance of when realization will occur.

2. INVENTORIES

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

                                    July 31,      April 30,
                                    1998          1998
Raw materials and supplies          $ 4,987,011   $ 5,224,750
Work in process                      12,907,707    11,763,470
Finished goods                        9,749,924     8,515,134
Total before valuation allowance     27,644,642    25,503,354

Less valuation allowance             (1,023,079)     (603,829)
Total inventories                    26,621,563    24,899,525

Less non-current inventories         16,711,290    14,787,837
Current portion of inventories      $ 9,910,273   $10,111,688

Paclitaxel related inventory at July 31, 1998 and April 30,
1998, was $14,889,396 and $14,927,290, respectively.

3. NOTES PAYABLE AND LONG-TERM DEBT
Notes payable and long-term debt consisted of the following:

                         July 31, 1998     April 30, 1998
Line of Credit           $ 3,000,000       $ 1,500,000
Capital Leases             1,147,045         1,067,125
Other                         10,000            37,106
Total                    $ 4,157,045       $ 2,604,231
Less current portion       3,448,974         1,911,498
Long Term debt           $   708,071       $   692,733

Bank Line of Credit - The Company has an $8,850 000 bank line of credit at the bank's prime interest rate plus 0.75% which matures on June 30, 2000. As of July 31, 1998, the Company was not in compliance with the financial covenants for the line of credit. The Company has obtained a waiver from the bank through July 31, 1998. A similar covenant exists for the remaining quarters of fiscal 1999.

4. PRODUCT WARRANTY
During the fourth quarter of fiscal 1998, the Company took a charge to earnings and reserved $1,500,000 in anticipation of product returns, rework costs, legal and professional fees, and process development costs related to the discovery of a contaminant in its bulk Panax ginseng. In the first quarter of fiscal 1999, the Company charged $270,430 against the reserve for expenses associated with this issue.

Part 1, Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
The Company's financial performance in the quarter ended July 31, 1998 declined compared to the same quarter in the prior fiscal year. Compared to the first quarter of fiscal 1998, total revenues decreased 6.5% to $7,051,418, gross margin decreased $215,627, and operating loss increased by $491,241.

This decline in operating performance was the result of two events. First, the Company experienced a period of lower demand for its Natural Ingredients products, especially nutraceuticals, because many large customers had overstocked their inventories in previous months. Management had expected shipment of additional orders totaling approximately $2,000,000 in the last month of the quarter ended July 31, 1998, but customer requests delayed these shipments until the second and third quarters of fiscal 1999. Total revenues from Natural Ingredients products declined 12% quarter-to-quarter, from $2,822,155 in the first quarter of fiscal 1998, to $2,492,236 in the first quarter of fiscal 1999. Management expects the sales of Natural Ingredients products to increase in the second quarter of fiscal 1999.

Second, management had expected to realize additional revenues of $418,000 in the quarter ended July 31, 1998, as a result of contract negotiations with Immunex Corporation ("Immunex"). The Company announced on August 13, 1998, the signing of a supply contract with Immunex to provide them and their collaborative partner, IVAX Corporation ("IVAX") with bulk paclitaxel. Because the contract was signed two weeks later than anticipated, this revenue will be recognized in the second quarter of fiscal 1999. Revenues from the sale of paclitaxel in the quarter ended July 31, 1998, were $590,716 compared to $1,960,143 in the first quarter of fiscal 1998. Regulatory issues and on-going litigation have created some uncertainty in the paclitaxel market. Pharmaceutical sales are largely dependent upon the Company's strategic customers; their ability to sell products is dependent upon legal and regulatory issues that are out of their control, which create unpredictability quarter-to-quarter.

In the first quarter of fiscal 1999, revenues from Technical Services increased 44% over the same period last year to $3,968,466 from $2,763,219 in the quarter ended July 31, 1997.
This increase is the result of on-going natural products, custom synthesis and drug development projects at Hauser Laboratories and increasing revenues from Shuster Laboratories attributable to the recently announced Technically Advanced Quality Assurance ("TAQA[Trademark]") program and the Foods 2000 initiative.

Despite the operating loss in the first quarter ended July 31, 1998, management believes that the opportunity for revenue growth from the natural ingredients and technical services business groups can still result in profitability for the fiscal year ended April 30, 1999; however, there can be no assurance of when profitability will again be realized.

The following is a discussion of the Company's activities.

NATURAL INGREDIENTS

Nutraceuticals - The term nutraceuticals is used to identify the broad range of natural, healthful products that are used to supplement the diet by increasing the total dietary intake of important nutrients. The United States market for herbal and botanical supplements is estimated to be $2.3 billion, and is growing at over 20% per year, according to industry sources. The Company's products include liquid and dry herbal extracts of Echinacea, Valerian, St. John's Wort, Siberian Ginseng, Panax Ginseng, Ginger, Goldenseal and Rosemary (RoseOx[Registered Trademark]). Management believes that the Company's expertise in the production of special products from natural sources and its extensive regulatory experience position it well in this market.

During the third quarter of fiscal 1998, the Company completed several new agreements with PharmaPrint, Inc. ("PharmaPrint"). On December 3, 1997, the Company announced that the value of the contracts with PharmaPrint is expected to be $20 million over the next three years. The Company continues to manufacture botanical products and provide research and development services to PharmaPrint to support its herbal-based pharmaceuticals. Sales of products and services to PharmaPrint in the three months ended July 31, 1998, were 17% of total revenues. Management expects the percentage of sales from PharmaPrint to decline during fiscal 1999 because fewer sales of herbal products and technical services as well as growth in sales to other customers.

On November 14, 1996, the Company signed a three-year contract to supply RoseOx[Registered Trademark], an antioxidant nutraceutical product, to D&F Industries ("D&F"), a manufacturer of vitamin and food supplement products. Under that agreement, D&F had exclusive marketing rights to the Company's antioxidant nutraceutical products, RoseOx[Registered Trademark] and RoseOx660[Registered Trademark], in the multi-level dietary supplement and cosmetic markets. The Company began shipping product under this contract during the third quarter of fiscal year 1997, and delivered contractual quantities through the second quarter of fiscal 1998. Sales to D&F comprised 11% of total revenues in the three-month period ended July 31, 1997.

On November 6, 1997, the Company announced it had mutually agreed with D&F, to cancel the exclusivity agreement between the companies. A sales and marketing program by the Company is now underway, as this change in exclusivity allows the Company to market RoseOx[Registered Trademark] products directly through its sales force. While sales volumes of this product are not yet at previous levels, expanded sales have already occurred, and management believes the modification of the D&F contract will not have a material adverse impact on future operations.

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

Revenues from natural food ingredients products were $312,309 in the first quarter of fiscal 1999, but shipments are expected to increase because of expanded marketing efforts and resultant interest expressed by potential customers. On November 3, 1997, the Company announced its signing of a three year agreement with RFI Ingredients ("RFI"), whereby RFI will serve as exclusive distributors for the Company's NaturEnhance[Trademark] product lines to the foods and beverages industries. To improve the success of these products, the Company has reduced the number of products offered to allow for improved marketing focus and technical support of the remaining products. However, management is unable to predict the timing and amount of future revenues from natural food ingredients products.

TECHNICAL SERVICES

The Technical Services business unit, comprised of Hauser Laboratories and Shuster Laboratories, Inc., (the Company's wholly-owned subsidiary), operates as a single entity in the research and development, formulation, analysis and project delivery to fee-for-service clients. During the first quarter of fiscal 1999, Technical Services revenues increased 44% over the same quarter last year, as the Company concentrated its efforts on increasing the number of projects related to custom synthesis and natural products isolation in the pharmaceuticals industry. Also, Shuster's TAQA[Trademark] and Foods 2000 initiatives contributed additional revenues during the quarter.

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

PHARMACEUTICALS

The Company and its customer, Yew Tree Pharmaceuticals ("Yew Tree") had been named in a lawsuit filed by Bristol-Myers Squibb Company ("Bristol") in the Netherlands, alleging patent infringement in Europe. On July 24, 1997, the District Court in the Netherlands ruled against Bristol in this proceeding, denying Bristol's request for an injunction to stop Yew Tree from selling their product while the patent validity is determined. Subsequent to this result, Bristol has appealed the court's findings. Bristol has also applied for and been granted patents related to paclitaxel-based treatments in the United States. Such actions by Bristol, if successful, could substantially reduce the market for the Company's paclitaxel-based products. The Company believes that these actions by Bristol cannot be sustained, and intends to devote resources to defend its right to market its paclitaxel product in the United States and Europe. If the Company is not successful in these efforts, the recovery of its investment in paclitaxel related assets (including $14,889,396 of paclitaxel related inventory at July 31, 1998, $3,716,570 as deposits on future raw materials, and approximately $3,780,000 net book value of related equipment used in the paclitaxel manufacturing process) may be significantly delayed.

Further, the Company's customers wishing to enter the market for paclitaxel-based therapies must obtain proper regulatory approval before they can formulate and sell paclitaxel in final form. Any delays in obtaining such approval will similarly delay the Company's recovery of its investment in its paclitaxel-based products. On November 26, 1997, Immunex, majority owned by American Home Products, Inc. ("AHP"), announced that The U.S. Food and Drug Administration ("FDA") had accepted for review Immunex's abbreviated new drug application for generic paclitaxel. On January 21, 1998, Bristol filed a patent infringement lawsuit against Immunex. Now, the FDA may withhold clearance of Immunex's generic drug application until the earlier of June 2000 or until a court enters a final judgment finding the patents invalid, unenforceable or not infringed. On June 8, 1998, Immunex announced that they will collaborate with IVAX, to market paclitaxel products in the United States, subject to FDA approval. IVAX agreed to acquire the Immunex abbreviated new drug application for generic paclitaxel. IVAX will also acquire Immunex's inventories of bulk paclitaxel.

On August 13, 1998, the Company announced the signing of a new, non-exclusive agreement with Immunex, under which the Company will supply bulk paclitaxel to Immunex and its collaborative partner, IVAX. Additionally, the Company terminated its original supply agreement with AHP, formerly American Cyanamid Company, which was entered into on May 12, 1994. Revenues from the previous contract with AHP were less than 10% of total revenues in the three months ended July 31, 1998, and were 12% of total revenues in the quarter ended July 31, 1997.

The new contract stipulates that the sales price of bulk paclitaxel to Immunex will be based on fair market value. As a result, the Company relinquished future royalty payments called for in the May 12, 1994 agreement in return for a standard supply agreement and access to purchasers of bulk paclitaxel worldwide. Further, the Company received the right to earn revenues during fiscal 1999 as a result of shipments of bulk paclitaxel that Immunex is expected to sell to IVAX. Management expects total revenues from this new contract to total approximately $1,400,000 in fiscal 1999. Finally, upon termination of the original contract with AHP, which was effective July 31, 1998, AHP relinquished all future claims related to any advance payments made by AHP to the Company.
As such, the Company recognized revenue on all these advance payments of $400,000 in the first quarter ended July 31, 1998.

On November 7, 1996, the Company signed a contract with Yew Tree to supply GMP bulk paclitaxel for use in Europe and Eastern Europe. Purchases by Yew Tree depend on necessary governmental approvals in various European countries. The agreement is non-exclusive. No sales of bulk paclitaxel to Yew Tree were recognized in the three months ended July 31, 1998 and 1997.

RESULTS OF OPERATIONS:

Below is a table that summarizes the Company's results of operations as a percentage of total revenues.

                                   Three months ended July 31,
                                   1998            1997
Total revenues                     100.0  %        100.0 %
Gross profit                        23.6  %         24.9 %
Research and development             4.6  %         6.1  %
Sales and marketing                  9.9  %         7.0  %
General and administrative          23.9  %        19.2  %
Loss from operations               (14.8) %        (7.3) %
Other income, net                   (0.3) %         3.9  %
Loss from operations before taxes  (15.1) %        (3.4) %
Net income (loss)                  (15.1) %        (2.4) %

REVENUES. A breakout of the Company's revenues by product and service groupings for its continuing operations is as follows:

                                                                      Three months ended July 31,
                                                                      1998                   1997
Natural ingredients products (includes nutraceuticals,                $ 2,492,236            $ 2,822,155
     natural flavor extracts and food ingredients)
Technical services (includes Hauser Laboratories                        3,968,466              2,763,219
     and Shuster Laboratories, Inc.)
Pharmaceuticals                                                           590,716              1,960,143
                                                                      $ 7,051,418            $ 7,545,517

Total revenues decreased 6.5% to $7,051,418 in the first quarter of fiscal 1999, from $7,545,417 in the first quarter of fiscal 1998, the result of lower revenues from natural ingredients products and pharmaceuticals, offset by increases in revenues from technical services.

Natural Ingredients:
Natural ingredients product revenues decreased 12% in the three months ended July 31, 1998, as compared to the same period in last the fiscal year. The decrease is primarily attributable to a decline in sales of nutraceutical products. In the quarter ended July 31, 1998, nutraceuticals revenues were $2,180,027, a decrease of $275,348, or 11%, from revenues of $2,455,375 in the same quarter last year. Management had expected to ship additional nutraceutical products totaling approximately $2,000,000 in the first quarter of fiscal 1998, but inventory overstock conditions at major customers delayed these shipments until, management believes, the second and third quarters of fiscal 1999.

Sales of natural flavor extracts and food ingredients were $312,209 in the quarter ended July 31, 1998, a decrease of 15% from revenues of $366,780 in the quarter ended July 31, 1997. This decrease was the result of the timing of an order for flavor extracts that did not take place during the first quarter of fiscal 1999 but is expected to occur during the second quarter fiscal 1999.

Technical Services:
Technical services revenues were $3,968,466 in the quarter ended July 31, 1998, compared to $2,763,219 in the same quarter of fiscal 1997, an increase of 44%. These increases were because of ongoing natural products, custom synthesis and drug development projects at Hauser Laboratories as well as increasing revenues from Shuster Laboratories attributable to the recently announced TAQA[Trademark] program and the Foods 2000 initiative.

Pharmaceuticals:
Revenues from pharmaceutical products in the quarter ended July 31, 1998, decreased 70% compared to the same quarter in fiscal 1997. This was primarily because of decreased sales of bulk paclitaxel to AHP as the minimum contractual purchase commitment for the product was delivered in the first quarter of fiscal 1998. The Company terminated its original contract with AHP on July 31, 1998. As part of this agreement, AHP relinquished all future claims related to any advance payments made by AHP to the Company. As such, the Company recognized revenue on all these advance payments of $400,000 in the first quarter ended July 31, 1998.

Revenues from the sale of bulk paclitaxel could remain low for the foreseeable future unless the Company is successful in selling this product to other customers.

GROSS PROFIT. Total gross profit for the Company was 23.6% and 24.9% of total revenues in the quarters ended July 31,
1998, and 1997, respectively.   In the three-month periods
ended July 31, 1998, and 1997, gross profit for the natural products industry segment was 19.4% and 23.6% of total natural product revenues, respectively. The decrease was the result of lower sales volume of nutraceutical product sales.

Gross profit for technical services in the three months ended July 31, 1998, and 1997, was 26.8% and 27.2%, respectively. This slight decrease is the result of a change in the mix of technical service projects, which can change gross profit quarter-to-quarter.

OPERATING EXPENSES. Research and development expenses were $320,956 in the quarter ended July 31, 1998, compared to $457,312 in the quarter ended July 31, 1997, a decrease of almost 30%. The decrease in research and development costs is related to not filling certain scientific staff positions while the recruiting process is underway. The Company intends to actively continue research and development efforts.

Sales and marketing expenses in the quarter ended July 31, 1998, were $699,200, an increase of $172,717 or 33% over the same three-month period last year. The increase represents the Company's accelerated efforts to market new products, particularly in the areas of nutraceuticals and natural food ingredients. The Company added new staff and increased spending on advertising and marketing materials for launches of new products, such as TT550[Trademark], a ginger based product for motion sickness.

General and administrative expenses were $1,684,909 in the first quarter of fiscal 1998, a 17% increase compared to general and administrative expenses in the same quarter of fiscal 1997. This increase is the result of adding staff to the Company's Information Systems department, a one-time $60,000 write-off of assets, and additional depreciation expense on certain new leasehold improvements. Management does not expect this expense to change materially over the remainder of fiscal year 1999.

INTEREST INCOME/EXPENSE. Interest income was $27,054 and $110,120 in the three months ended July 31, 1998, and 1997, respectively. The decrease is the result of less capital available for investment. Interest expense in the first quarter ended July 31, 1998, was $46,384, compared to $2,382 in the quarter ended July 31, 1997. This increase reflects the Company's use of its line of credit during the first quarter of fiscal 1999.

OTHER INCOME. The Company sold shares of stock of a public company during the first quarter of fiscal 1998 ended July 31, 1997. The gain recognized from the sale of this stock was $187,645.

INCOME TAXES. The Company did not record any income tax benefit on the operating loss in the quarter ended July 31, 1998, and is continuing to evaluate on a quarterly basis the realizability of the deferred assets on the balance sheet. Management believes it is more likely than not that these assets will be realized by return to profitability, although there can be no assurance of when profitability will be attained. Management's estimate of the deferred tax assets may change in the future.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Total cash and cash equivalents were $958,581 at July 31, 1998, compared to $2,081,796 at April 30, 1998. The decrease is primarily the result of an increase in advance deposits for raw material inventory and the acquisition of capital equipment. Cash has historically decreased during the summer months because of the seasonality of raw material purchases.

The Company has a revolving line of credit totaling $8,850,000 which expires on June 30, 2000. As of July 31, 1998, the Company had borrowed $3,000,000 under this line and $595,081 had been applied against letters of credit for the purchase of raw materials. Therefore, $5,254,919 was available for use under this line of credit. Under the terms of the loan agreement, all assets of the Company, with the exception of intangibles, are secured by the bank. Additionally, the Company has a lease credit line with a bank of $564,000; as of July 31, 1998, $370,158 was available for use under this line. The Company does not use derivatives to manage its interest rate risk. As of July 31, 1998, the Company was not in compliance with a financial covenant for the line of credit, which required the Company to report profitability in the first quarter of fiscal 1999. The Company has obtained a waiver from the bank for this covenant for the quarter ended July 31, 1998. A similar covenant exists for the remaining quarters of fiscal 1999.

The decline in revenues during the first quarter of fiscal 1999 reduced the Company's cash flows and required more use of the bank line of credit. Management is considering several opportunities to obtain additional funds to support working capital needs and fund required expansion of plant capacity. Therefore, management believes that current cash reserves and the revolving line of credit are sufficient to meet the Company's short-term liquidity needs. Further, management believes that funds generated from business opportunities discussed earlier, will be sufficient to meet the liquidity needs of the Company on a long-term basis.

WORKING CAPITAL. Working capital as of July 31, 1998 was $12,980,503 compared to $16,671,596 as of April 30, 1998. This decrease is primarily attributable to the use of cash and cash equivalents for the purchase of capital equipment, an increase in deposits which represent advance payments for contracted raw material, and an increase in non-current inventory balances.

PROPERTY AND EQUIPMENT. Purchases of property and equipment in the first three months of fiscal 1999, totaled $723,895. This was primarily the result new construction and improvements to manufacturing equipment for the production of nutraceuticals and food ingredients products and development and processing of paclitaxel from cultivated sources. The Company also entered into new capital leases totaling $187,245 during the three months ended July 31, 1998, primarily for laboratory equipment used in technical services.

YEAR 2000. The Year 2000 problem is the result of computer systems and programs recognizing a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The term "Year 2000 compliant" means that all computers, computer systems, and software, including all firmware, microcode, and embedded software, will accurately and consistently process date data for all dates in the twentieth and twenty-first centuries (including leap year considerations and data) without any loss of functionality or performance. This processing includes calculating, comparing, sequencing, storing, retrieving, transmitting, receiving, sorting, and displaying date data when computers, computer systems, or software are used as stand-alone systems, or in combination with other software or hardware. These computer systems will function without interruption before, during, and after January 1, 2000 without any change in operation or performance associated with the advent of the new century. Additionally, these computer systems will respond to date data input in a way that resolves any ambiguity as to century in a defined and predetermined manner; and store and provide output of date data in ways that are unambiguous as to century. The term "software" includes, but is not limited to, firmware, embedded software, and microcode.

The Company has undertaken a thorough review of its current information technology ("IT") and non-IT systems. This review is expected to be a continuing process. Initial results of the testing and identification phase of the Company's core systems indicate that approximately one third of its desktop computer systems (approximately 100 machines) and less than one fourth of its other microprocessor or microcontroller-based equipment (approximately 20 machines) are in need of replacement for Year 2000 compliance. The replacement of these machines is expected to be completed by October 1999. Cost of replacement is not expected to exceed $200,000. As the review progresses, this estimate could be revised. Through first quarter of fiscal 1999, the Company had expensed a total of $50,000 directly related to Year 2000 remediation efforts.

As another part of Year 2000-compliance review, the Company has also undertaken a logical process of updating or deleting software systems known to have problems handling two-digit date information properly. The Company has completed the testing and identification phase of the review of its core applications supporting accounting, human resources and manufacturing processes. Upgrade or replacement of these applications is expected to be completed in the spring of 1999. The net cost of these upgrades is not expected to exceed $50,000. The review of other software applications is underway as well.

The Company has also implemented a Year 2000 compliance inquiry program with its current and potential major vendors and suppliers as to both the status of their equipment and systems and any delays they anticipate in supplying goods and
services to the Company.   Management expects that this
inquiry program will be completed by November 1, 1998. If a third party's systems are not Year 2000 compliant, that problem will be addressed directly with that third party.

Management recognizes that failure to meet all Year 2000 issues could result in significant degradation of the Company's ability to provide laboratory testing, to produce products, and to invoice customers and pay vendors.
Management is addressing these issues directly, aggressively pursuing upgrading of all mission-critical systems.

Management foresees the likely internal "worst case scenario" to be limited in scope, and could include a very small number of machines which may not handle date data correctly. In this event, processing of data will be shifted to other machines until replacement can be accomplished. No significant degradation of data collection or processing is anticipated.

The other major risk to normal operations could result from the inability of our suppliers to provide materials, products and services. The Company has begun identifying alternative sources or suppliers to alleviate such circumstances.

If, due to unforeseen circumstances, installed hardware and software systems cease to function on January 1, 2000, a disaster recovery contingency plan (currently being drafted) will be activated to handle the emergency situation. The disaster recovery plan is expected to include a disaster recovery computer center with sufficient equipment to allow the Company to continue to data processing operations that will operate on a 24-hour-a-day basis until normal operations can be resumed. The Company has established relationships with several computer system vendors who will be contracted to provide the necessary hardware and software to support the contingency plan.

The Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

SEASONALITY. The Company has experienced seasonality in its sales of nutraceutical products. Lower demand for these products is evident in the summer months and tend to increase in the fall and winter months.

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


Date:  September 14, 1998

/s/Dean P. Stull
   Chairman of the Board, Chief Executive Officer, and President

Date: September 14, 1998

/s/ David I. Rosenthal
    Chief Financial Officer and Treasurer