Form 10-Q
period 1998-10-31
HAUSER CHEMICAL RESEARCH INC
filed 1998-12-15
CIK 773723

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended
October 31, 1998                                   Commission File No. 000-17174


                                  HAUSER, INC.
                    -----------------------------------------
                    (formerly Hauser Chemical Research, Inc.)

              Colorado                                   84-0926801
------------------------------------------     --------------------------------
     (State or other jurisdiction of            (I.R.S. Identification Number)
     incorporation or organization)

 5555 Airport Boulevard, Boulder, Colorado                   80301
-------------------------------------------    --------------------------------
 (Address of Principal executive offices)                   (Zip Code)

Registrant's telephone number,
including area code:                                    (303) 443-4662
                                               ---------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                    Yes     X              No
                         --------              --------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $.001 par value                         10,467,519
------------------------------------------     --------------------------------
               Class                            Outstanding at October 31, 1998

Part 1.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  Consolidated Statements of Operations (Unaudited)- Three and
                     six months ended October 31, 1998 and October 31, 1997.............1

                  Consolidated Balance Sheets -
                     October 31, 1998 and April 30, 1998................................2

                  Consolidated Statements of Cash Flows - Six months ended October
                     31, 1998 and October 31, 1997......................................3

                  Notes to Consolidated Financial Statements............................4-5

         Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.................................6-14

Part 2.  OTHER INFORMATION

         Item 1.  Legal Proceedings.....................................................15

         Item 2.  Changes in Securities.................................................15

         Item 3.  Defaults Upon Senior Securities.......................................15

         Item 4.  Submission of Matters to a Vote of Security Holders...................15

         Item 5.  Other Information.....................................................15

         Item 6.  Exhibits and Reports on Form 8-K......................................15-16

         SIGNATURE PAGE.................................................................17

HAUSER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
-------------------------------------------------------------------------------

                                                    Three months ended                       Six months ended
                                                        October 31,                             October 31,
                                          ------------------------------------      ------------------------------------
                                                1998                1997                 1998                 1997
                                          ---------------     ----------------      --------------       ---------------
REVENUES:
  Natural product processing                $  5,255,016         $  3,083,406         $  8,337,968         $  7,865,704
  Technical services                           4,344,013            3,015,024            8,312,479            5,778,243
                                            ------------         ------------         ------------         ------------
        Total revenues                         9,599,029            6,098,430           16,650,447           13,643,947

COST OF REVENUES:
  Natural product processing                   3,516,297            3,094,597            6,001,826            6,694,571
  Technical services                           3,034,502            2,225,266            5,937,920            4,237,711
                                            ------------         ------------         ------------         ------------
        Total cost of revenues                 6,550,799            5,319,863           11,939,746           10,932,282

GROSS PROFIT                                   3,048,230              778,567            4,710,701            2,711,665
                                            ------------         ------------         ------------         ------------

OPERATING EXPENSES:
  Research and development                       496,942              800,450              817,898            1,257,762
  Sales and marketing                            796,997              545,223            1,496,197            1,071,706
  General and administrative                   1,616,977            1,355,554            3,301,886            2,856,204
                                            ------------         ------------         ------------         ------------
        Total operating expenses               2,910,916            2,701,227            5,615,981            5,185,672

                                            ------------         ------------         ------------         ------------
INCOME (LOSS) FROM OPERATIONS                    137,314           (1,922,660)            (905,280)          (2,474,007)

OTHER INCOME (EXPENSE):
  Interest income                                 22,754               89,757               49,808              199,877
  Interest expense                              (133,094)              (4,281)            (179,478)              (6,663)
  Other                                           42,037              173,822               42,037              361,461
                                            ------------         ------------         ------------         ------------
        Other income (expense) - net             (68,303)             259,298              (87,633)             554,675

                                            ------------         ------------         ------------         ------------

INCOME (LOSS) BEFORE INCOME TAXES                 69,011           (1,663,362)            (992,913)          (1,919,332)

INCOME TAX BENEFIT                                  -                 597,367                 -                 671,600

                                            ------------         ------------         ------------         ------------
NET INCOME (LOSS)                           $     69,011         $ (1,065,995)        $   (992,913)        $ (1,247,732)
                                            ============         ============         ============         ============



INCOME (LOSS) PER SHARE BASIC               $       0.01         $      (0.10)        $      (0.09)        $      (0.12)
                                            ============         ============         ============         ============

INCOME (LOSS) PER SHARE DILUTED             $       0.01         $      (0.10)        $      (0.09)        $      (0.12)
                                            ============         ============         ============         ============


WEIGHTED AVERAGE SHARES OUTSTANDING
      BASIC                                   10,464,458           10,424,872           10,467,519           10,429,458
                                            ============         ============         ============         ============

      DILUTED                                 10,465,320           10,424,872           10,467,519           10,429,458
                                            ============         ============         ============         ============

See notes to consolidated financial statements.

                                                        1 of 16

HAUSER, INC.

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                                     October 31,             April 30,
                                                                                        1998                   1998
                                                                                  -------------------     -----------------
                                                                                     (unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                              $ 2,502,432           $ 2,081,796
  Restricted Cash                                                                            558,896               139,346
  Accounts receivable, less allowance for doubtful accounts:
      October 31, 1998, $252,263; April 30, 1998, $430,518                                 7,705,689             9,090,005
  Inventories, current                                                                    10,440,734            10,111,688
  Prepaid expenses and other                                                                 558,979               349,570
  Net deferred income tax assets                                                           1,956,229             1,946,339
                                                                                  -------------------     -----------------
        Total current assets                                                              23,722,959            23,718,744
                                                                                  -------------------     -----------------

PROPERTY AND EQUIPMENT
  Land and buildings                                                                       7,650,010             7,635,216
  Lab and processing equipment                                                            33,149,081            31,883,787
  Furniture and fixtures                                                                   4,911,360             4,671,647
                                                                                  -------------------     -----------------
        Total property and equipment                                                      45,710,451            44,190,650
  Accumulated depreciation and amortization                                              (24,057,454)          (21,846,032)
                                                                                  -------------------     -----------------
        Net property and equipment                                                        21,652,997            22,344,618
                                                                                  -------------------     -----------------

OTHER ASSETS:
  Goodwill, less accumulated amortization:
       October 31, 1998, $1,082,729; April 30, 1998, $936,670                              1,815,403             1,961,462
  Inventories, non-current                                                                18,398,250            14,787,837
  Deposits                                                                                 5,226,782             4,013,992
  Net deferred income tax asset                                                            1,010,154             1,010,154
  Other                                                                                      557,901               456,774
                                                                                  -------------------     -----------------
        Total other assets                                                                27,008,490            22,230,219

                                                                                  -------------------     -----------------
TOTAL                                                                                    $72,384,446           $68,293,581
                                                                                  ===================     =================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                       $ 3,425,053           $ 1,764,294
  Current portion of long term debt                                                        6,464,099             1,911,498
  Accrued salaries and wages                                                               1,176,766             1,201,201
  Deposits                                                                                   516,070               670,155
  Product warranty                                                                           108,616             1,500,000
  Other accrued current liabilities                                                          488,036                  -
                                                                                  -------------------     -----------------
        Total current liabilities                                                         12,178,640             7,047,148
                                                                                  -------------------     -----------------

LONG TERM LIABILITIES                                                                        629,262               692,733
                                                                                  -------------------     -----------------


STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value; 50,000,000 shares authorized;
     shares issued: October 31, 1998, 10,467,519; April 30, 1998, 10,464,458                  10,468                10,464
  Additional paid-in capital                                                              58,880,048            58,864,295
  Retained earnings                                                                          686,028             1,678,941
                                                                                  -------------------     -----------------
        Net stockholders' equity                                                          59,576,544            60,553,700

                                                                                  -------------------     -----------------
TOTAL                                                                                   $ 72,384,446          $ 68,293,581
                                                                                  ===================     =================

See notes to consolidated financial statements.


                                                        2 of 16

HAUSER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
--------------------------------------------------------------------------------

                                                                                              Six months ended October 31,
                                                                                     ---------------------------------------------
                                                                                            1998                      1997
                                                                                     --------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                      $ (992,913)            $ (1,247,732)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
  Depreciation and amortization                                                                2,357,481                1,915,081
  Provision for bad debt                                                                          57,002                   14,437
  Provision for excess inventories                                                               168,000                  165,000
  Expenditure for product warranty                                                            (1,391,384)                    -
  Gain on sales of investment                                                                       -                    (358,479)
  Deferred income tax benefit                                                                       -                    (591,445)
  Change in deposits and other                                                                (1,323,807)              (1,229,476)
  Change in assets and liabilities:
       Accounts receivable                                                                     1,327,314                 (940,107)
       Income tax receivable                                                                        -                   1,445,046
       Inventories                                                                            (4,107,459)                (873,126)
       Prepaid expenses and other                                                               (209,409)                 (54,683)
       Accounts payable                                                                        1,660,759                 (380,256)
       Customer deposits                                                                        (154,085)               1,150,000
       Other accrued liabilities                                                                 463,601                  324,306
                                                                                     --------------------      -------------------
Net cash used in operating activities                                                         (2,144,900)                (661,434)
                                                                                     --------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                                         (1,466,111)                (984,659)
  Proceeds from sale of investments                                                                 -                     458,479
  Purchase of investments                                                                           -                    (194,922)
  Maturity of investments                                                                           -                     196,751
  Net change in restricted cash                                                                 (419,550)                    -
                                                                                     --------------------      -------------------
Net cash used in investing activities                                                         (1,885,661)                (524,351)
                                                                                     --------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in bank line of credit                                                            4,500,000                     -
  Repayments of long-term debt                                                                   (64,560)                 (15,658)
  Proceeds from issuance of common stock and warrants                                             15,757                   45,068
                                                                                     --------------------      -------------------
Net cash provided by financing activities                                                      4,451,197                   29,410
                                                                                     --------------------      -------------------

                                                                                     --------------------      -------------------
Net increase (decrease) in cash and cash equivalents                                             420,636               (1,156,375)

Cash and cash equivalents, beginning of year                                                   2,081,796                8,379,551
                                                                                     --------------------      -------------------

Cash and cash equivalents, end of period                                                     $ 2,502,432              $ 7,223,176
                                                                                     ====================      ===================

See notes to consolidated financial statements.


                                                        3 of 16

HAUSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF OCTOBER 31, 1998 AND APRIL 30, 1998 AND FOR THE THREE AND SIX MONTH PERIODS ENDED OCTOBER 31, 1998 AND 1997 (UNAUDITED)

1.       BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of October 31, 1998, and results of its operations and cash flows for the periods ended October 31, 1998 and 1997. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain fiscal 1998 amounts have been reclassified to conform to the fiscal 1999 presentation.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements. Actual results could differ from those estimates.


2.       INVENTORIES

Raw material, work in process, and finished goods inventories, which include costs of materials, direct labor and manufacturing overhead, are priced at the lower of average cost or market. Write-downs for excess and obsolete inventories are charged to expense in the period when conditions giving rise to the write-downs are first recognized. The Company purchases raw material inventory during harvest seasons, generally in the spring and fall. These purchases may take place well in advance of scheduled production of finished product.

Non-current inventories represent raw materials, work in process, and finished goods in various stages of completion in excess of shipments expected to occur in the next fiscal year.

Inventories are classified as follows:

                                                      October 31,              April 30,
                                                         1998                    1998
                                                  ---------------        ----------------
          Raw materials and supplies                 $  5,334,703           $  5,224,750
          Work in process                              14,495,515             11,763,470
          Finished goods                                9,805,733              8,515,134
                                                  ---------------        ----------------
          Total before valuation allowance             29,635,951             25,503,354

          Less valuation allowance                       (796,967)              (603,829)
                                                  ---------------        ---------------
          Total inventories                            28,838,984             24,899,525

          Less non-current inventories                 18,398,250             14,787,837
                                                  ---------------        ---------------
          Current portion of inventories             $ 10,440,734           $ 10,111,688
                                                  ---------------        ---------------
                                                  ---------------        ---------------

3.       NOTES PAYABLE AND LONG-TERM DEBT

         Notes payable and long-term debt consisted of the following:

                                            4 of 16

                                  October 31, 1998      April 30, 1998
                                  ----------------     ----------------
          Line of Credit                $6,000,000          $1,500,000
          Capital Leases                 1,086,361           1,067,125
          Other                              7,000              37,106
                                  ----------------     ----------------
          Total                          7,093,361           2,604,231
          Less current portion           6,464,099           1,911,498
                                  ----------------     ----------------
          Long Term debt                $  629,262          $  692,733
                                  ----------------     ----------------
                                  ----------------     ----------------

     BANK LINE OF CREDIT - The Company has an $8,850,000 bank line of credit at the bank's prime interest rate plus 0.75% which matures on June 30, 2000.


4.   PRODUCT WARRANTY

     During the fourth quarter of fiscal 1998, the Company took a charge to earnings and reserved $1,500,000 in anticipation of product returns, rework costs, legal and professional fees, and process development costs related to the discovery of a contaminant in its bulk Panax ginseng. In the first half of fiscal 1999, the Company charged $1,391,384 against the reserve for expenses associated with this issue.

5.   RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Comprehensive income (loss) would have been approximately $69,011 and ($979,977) for the quarters ended October 31, 1998, and 1997, respectively, and ($992,913) and ($1,001,613) for the six months ended October 31, 1998, and 1997, respectively.

6.   SUBSEQUENT EVENTS

     On December 9, 1998, the Company announced that it had entered into an agreement to merge with three subsidiaries of Zuellig Group N. A., Inc. ("ZGNA"). The agreement calls for the Company to exchange approximately 10.05 million common shares of stock for the acquired subsidiaries. The acquired subsidiaries are already aligned with the Company's Natural Ingredients and Technical Services business units, but are unrelated to the Company's Pharmaceuticals business unit. Therefore, as a direct result of the decision to acquire these subsidiaries, the Company has decided to discontinue its paclitaxel supply activities. The Company will incur a one-time charge of approximately $25-$30 million in its third fiscal quarter ended January 31, 1999, to exit the paclitaxel business. This charge includes non-cash charges of approximately $20-$25 million to write-down paclitaxel related assets to their estimated fair value upon sale of these assets in the near future. The Company's original intent was to hold these assets for future production of paclitaxel once current legal and regulatory issues were resolved.


                                       5 of 16

PART 1, ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW


     The Company's financial performance in the quarter ended October 31, 1998, improved compared to the same quarter in the prior fiscal year. Compared to the second quarter of fiscal 1998, total revenues increased 57% to $9,599,029; gross profit was 32% of total revenues compared to 13% in the same quarter last year; total operating expenses increased only 8%; and operating income was $137,314 compared to the operating loss of $1,922,660 in the quarter ended October 31, 1997.

     This improvement in operating performance was the result of increased revenues in each of the Company's business units. Growth in the sales of Natural Ingredients products was almost 53% compared to the second quarter last year. Inventory overstock conditions experienced by customers in the first fiscal quarter of 1999, were somewhat relieved in the second quarter in that the Company was able to deliver products that had been delayed at the end of the first quarter. Next, revenues from Technical Services increased 44% over the same quarter last year. This is the result of ongoing natural products, custom synthesis and drug development projects at Hauser Laboratories combined with increasing revenues from Shuster Laboratories attributable to their Technically Advanced Quality Assurance ("TAQA-TM-") and Foods 2000 initiatives. Finally, revenues in the Pharmaceuticals business unit were $1,405,358 compared to $565,329 in the second quarter of fiscal 1998. This is the result of contractual royalty revenues associated with the August 13, 1998 signing of a supply contract with Immunex Corporation ("Immunex") to provide them and their collaborative partner, IVAX Corporation ("IVAX") with bulk paclitaxel. In the quarter ended October 31, 1998, these revenues were $697,000.

     On December 9, 1998, the Company announced it had entered into an agreement to merge with three subsidiaries of privately-held Zuellig Group N. A., Inc., ("ZGNA") in a transaction valued at approximately $66 million. The Company will acquire Zuellig Botanical Extracts, Inc., Wilcox Drug Company, Inc., and ZetaPharm, Inc., thereby creating the leading U.S. supplier of herbal extracts, botanical raw materials and related products to the fast-growing nutritional industry. Sales for the three acquired companies for the four quarters ended September 30, 1998, exceeded $100 million.

     The agreement calls for the Company to exchange approximately 10.05 million of the Company's common shares for the common stock of the acquired subsidiaries. The Company also will assume approximately $19.0 million of the acquired subsidiaries' bank debt. Upon closing, the Company's shareholders will own 51.0% of the combined company, while ZGNA will own 49.0%. Wells Fargo Bank, NA will provide a $35 million line of credit and a $10 million fixed asset line in support of the merged companies. The agreement is subject to approval by the Company's shareholders and customary closing conditions. Management expects the transaction to close during the Company's fiscal 1999 fourth quarter and, aside from transaction related charges, to be accretive to earnings in fiscal year 2000.

     Concurrent with the merger, the Company will discontinue its paclitaxel activities. During the fiscal quarter ended January 31, 1999, the Company will incur a one-time charge ranging between $25 million and $30 million. Management is pursuing several alternatives to restructure or divest the business and expects to have such a restructuring or divestiture completed during the first half of fiscal year 2000.

                                       6 of 16

     Management believes that the opportunity for revenue growth from the Natural Ingredients and Technical Services business units can still result in operational profitability for the fiscal year ended April 30, 1999; however, there can be no assurance of when profitability will again be realized.

     The following is a discussion of the Company's activities.


NATURAL INGREDIENTS


     NUTRACEUTICALS - The term nutraceuticals is used to identify the broad range of natural, healthful products that are used to supplement the diet by increasing the total dietary intake of important nutrients. The U.S. market for herbal and botanical supplements is estimated to be $2.3 billion, and is growing at over 20% per year, according to industry sources. The Company's products include liquid and dry herbal extracts of Echinacea, Valerian, St. John's Wort, Siberian Ginseng, Panax Ginseng, Ginger, Goldenseal, Kava Kava, Black Cohosh, Saw Palmetto and Rosemary (RoseOx-Registered Trademark-). Management believes that the Company's expertise in the production of special products from natural sources and its extensive regulatory experience position it well in this market.

     On December 3, 1997, the Company announced that the value of signed agreements with PharmaPrint, Inc. ("PharmaPrint") was expected to be $20 million over the next three years. The Company continues to manufacture botanical products and provide research and development services to PharmaPrint to support its herbal-based pharmaceuticals. Sales of products and services to PharmaPrint in the six months ended October 31, 1998, were 10% of total revenues. Management expects the percentage of sales from PharmaPrint to decline during fiscal 1999 because of fewer sales of herbal products and technical services as well as growth in sales to other customers.

     On November 14, 1996, the Company signed a three-year contract to supply RoseOx-Registered Trademark-, an antioxidant nutraceutical product, to D&F Industries ("D&F"), a manufacturer of vitamin and food supplement products. Under that agreement, D&F had exclusive marketing rights to the Company's antioxidant nutraceutical products, RoseOx-Registered Trademark- and RoseOx660-Registered Trademark-, in the multi-level dietary supplement and cosmetic markets. The Company began shipping product under this contract during the third quarter of fiscal year 1997, and delivered contractual quantities through the second quarter of fiscal 1998. Sales to D&F comprised 11% of total revenues in the six-month period ended October 31, 1997.

     On November 6, 1997, the Company announced it had mutually agreed with D&F, to cancel the exclusivity agreement between the companies. This change in exclusivity allows the Company to market RoseOx-Registered Trademark-products directly through its sales force. While sales volumes of this product are not yet at previous levels, expanded sales have already occurred, and management believes the modification of the D&F contract will not have a material adverse impact on future operations.

     NATURAL FLAVOR EXTRACTS AND NATURAL FOOD INGREDIENTS - The Company manufactures, markets and sells natural flavor extracts. The extracts are marketed under the Company's brand name NATURENHANCE-Registered Trademark-Flavor Extracts. Competition for products in the flavor extract market is based on flavor quality and concentration, availability, customer service, and price. Some of these factors are beyond the direct control of the Company.

     Natural food ingredients are products which perform a function in foods, such as preservatives, stabilizers, colorants, antioxidants, and nutritional additives. The Company's objective is to build a quality line

                                       7 of 16
of products generating revenues and profits as a leader in the development, manufacture and sale of natural food ingredients.

     Revenues from natural food ingredients products were $267,069 in the second quarter of fiscal 1999. On November 3, 1997, the Company announced its signing of a three-year agreement with RFI Ingredients ("RFI"), whereby RFI will serve as exclusive distributors for the Company's NATURENHANCE-Registered Trademark- product lines to the food and beverage industries. To improve the success of these products, the Company has reduced the number of products offered to allow for improved marketing focus and technical support of the remaining products. However, management is unable to predict the timing and amount of future revenues from natural food ingredients products.

TECHNICAL SERVICES

     The Technical Services business unit, comprised of Hauser Laboratories and Shuster Laboratories, Inc., (the Company's wholly-owned subsidiary), operates as a single entity in the research and development, formulation, analysis and project delivery to fee-for-service clients. During the second quarter of fiscal 1999, Technical Services revenues increased 44% over the same quarter last year, as the Company concentrated its efforts on increasing the number of projects related to custom synthesis and natural products isolation in the pharmaceuticals industry. Also, Shuster's TAQA-TM- and Foods 2000 initiatives contributed additional revenues during the quarter.

     The Company announced on November 6, 1997, a collaborative agreement with The National Institute on Drug Abuse ("NIDA"), for custom synthesis of drug compounds that are under development as potential treatment agents for various drug addictions. Under the agreement, the Company will receive $2.3 million over a three-year period.

     Management believes that demand for technical services will continue to increase and expects this business unit to grow. Ongoing marketing efforts in the Company's Technical Services business unit are centered on projects that provide opportunity to employ the collective capabilities of the Hauser Laboratories and Shuster Laboratories team.

PHARMACEUTICALS

     The Company has been a supplier of bulk paclitaxel for approximately the last seven years. The Company's customers wishing to enter the market for paclitaxel-based therapies must obtain proper regulatory approval before they can formulate and sell paclitaxel in final form. The U.S. market, which comprises approximately 65% of the world market, has been severely restricted because of administration patents held by Bristol-Myers Squibb, Company ("Bristol"). Additionally, the Company learned in November 1998, that its European customer, Yew Tree Pharmaceuticals ("Yew Tree"), had concluded an agreement with Bristol whereby Yew Tree will cease selling its paclitaxel product by the end of December 1998.

     The pending merger with ZGNA will focus corporate resources on extract products for the dietary supplement market and Technical Services. As a result, management has decided to discontinue its paclitaxel supply activities. During the fiscal quarter ended January 31, 1999, the Company will incur a one-time charge ranging between approximately $25-$30 million. Management is pursuing several alternatives to restructure or divest the business and expects to have such a restructuring or divestiture completed during the first half of fiscal year 2000. As part of this process, management intends to negotiate early settlements with its growers of cultivated yew trees. An estimate of these settlement costs has been included in the one-time charge to earnings noted above, but the exact amount is uncertain at this time.

                                       8 of 16

RESULTS OF OPERATIONS:

Below is a table that summarizes the Company's results of operations as a percentage of total revenues.

                                                       Three months ended                    Six months ended
                                                           October 31,                         October 31,
                                                  -----------------------------       -----------------------------
                                                    1998               1997              1998              1997
                                                  -----------      ------------       -----------       ------------
Total revenues                                      100.0  %          100.0  %          100.0  %          100.0   %
Gross profit                                         31.8  %           12.7  %           28.3  %           19.9   %
Research & development                                5.2  %           13.1  %            4.9  %            9.2   %
Sales and marketing                                   8.3  %            8.9  %            9.0  %            7.9   %
General and administrative                           16.9  %           22.2  %           19.8  %           20.9   %
Income (loss) from operations                         1.4  %          (31.5) %           (5.4) %          (18.1)  %
Other income (expense), net                          (0.7) %            4.3  %           (0.5) %            4.0   %
Income (loss) from operations before taxes            0.7  %          (27.2) %           (5.9) %          (14.1)  %
Net income (loss)                                     0.7  %          (17.5) %           (5.9) %           (9.1)  %


REVENUES. A breakout of the Company's revenues by product and service groupings for its continuing operations is as follows:

                                              Three months ended October 31,         Six months ended October 31,
                                              -------------------------------       --------------------------------
                                                   1998             1997                1998             1997
                                              --------------    -------------       -------------    ---------------
Natural ingredients products (includes,
 nutraceuticals natural flavor extracts
 and food ingredients)                         $ 3,849,658      $ 2,518,077          $ 6,341,893      $ 5,340,232

Technical services (includes Hauser
 Laboratories and Shuster
 Laboratories, Inc.)                             4,344,013        3,015,024            8,312,479        5,778,243

Pharmaceuticals                                  1,405,358          565,329            1,996,075        2,525,472
                                              --------------    -------------       -------------    ---------------
                                               $ 9,599,029      $ 6,098,430          $16,650,447      $13,643,947
                                              ==============    =============       =============    ===============


Total revenues increased 57% to $9,599,029 in the second quarter of fiscal 1999, from $6,098,430 in the second quarter of fiscal 1998, the result of higher revenues in each of the Company's business units. For the six months ended October 31, 1998, total revenues increased 22% over the same period last year, with increased revenues in Natural Ingredients and Technical Services offset by a decrease in Pharmaceuticals revenues.

NATURAL INGREDIENTS:
Natural ingredients product revenues increased 53% and 19% in the three and six months ended October 31, 1998, respectively, as compared to the same periods in the prior fiscal year.

The increases are primarily attributable to success in selling nutraceutical products. In the quarter ended October 31, 1998, nutraceuticals revenues were $3,582,589, an increase of $1,240,209, or 53%, over revenues of $2,342,380 in the same quarter last year. In the six months ended October 31, 1998, nutraceuticals revenues were $5,762,615, an increase of 20% over revenues of $4,797,758 in same period last year.

Sales of natural flavor extracts and food ingredients were $267,069 in the quarter ended October 31, 1998, an increase of 52% over revenues of $175,697 in the quarter ended October 31, 1997. For the six months ended October 31, 1998, revenues from these products were $579,278, a 7% increase over revenues of $542,474 in

                                      9 of 16
the six months ended October 31, 1997. These increases were the result of higher sales of rosemary extract products sold into the beverage industry.

TECHNICAL SERVICES:
Technical Services revenues were $4,344,013 in the quarter ended October 31, 1998, compared to $3,015,024 in the quarter ended October 31, 1997, an increase of 44%. In the six months ended October 31, 1998, Technical Services revenues were $8,312,479, a 44% increase over revenues of $5,778,243 for the same period last year. These increases were because of ongoing natural products, custom synthesis and drug development projects at Hauser Laboratories, as well as increasing revenues from Shuster Laboratories attributable to the TAQA-TM-program and the Foods 2000 initiative.

PHARMACEUTICALS:
Revenues from pharmaceutical products in the quarter ended October 31, 1998, increased 149% to $1,405,358, compared to $565,329 in the same quarter one year ago. This is the result of contractual royalty revenues associated with the August 13, 1998 signing of a supply contract with Immunex to provide them and their collaborative partner IVAX, with bulk paclitaxel. In the quarter ended October 31, 1998, these high-margin revenues were $697,000. For the six months ended October 31, 1998, revenues declined 21% from the same period one year ago because of lower sales of paclitaxel.

GROSS PROFIT. Total gross profit for the Company was 31.8% and 12.7% of total revenues in the quarters ended October 31, 1998, and 1997, respectively, and 28.3% and 19.9% of total revenues in the six month periods ended October 31, 1998, and 1997, respectively. The increases are the result of higher product and service revenues. In the three and six month periods ended October 31, 1998, gross profit for the natural products industry segment was 33.5% and 28.3% of total natural product revenues, respectively. In the three and six month periods ended October 31, 1997, gross profit for the natural products industry segment was (.06)% and 10.6% of total natural product revenues, respectively. The increases were the result of higher sales volume of nutraceutical product sales.

Gross profit for technical services in the three months and six months ended October 31, 1998, and 1997, was 30.1% and 28.6%, respectively, as compared to 26.2% and 26.7% in the three and six months ended October 31, 1997, respectively. These increases are the result of higher revenues and a change in the mix of technical service projects, which can alter gross profit quarter-to-quarter.

OPERATING EXPENSES. Research and development expenses were $496,942 in the quarter ended October 31, 1998, compared to $800,450 in the quarter ended October 31, 1997, a decrease of almost 38%. Research and development expenses in the six months ended October 31, 1998, were $817,898, a decrease of 35% compared to the same period last year. These decreases in research and development costs were because some R&D employees were deployed to work on billable projects in the Technical Services business unit, the result of increasing customer projects. As new staff is hired in Technical Services, the R&D personnel will go back to their research assignments. The Company intends to actively continue research and development efforts, and expects research and development expenses to return to their historical levels.

Sales and marketing expenses in the quarter ended October 31, 1998, were $796,997, an increase of $251,774, or 46% over the same three-month period last year. Sales and marketing expenses in the six months ended October 31, 1998, were $1,496,197, an increase of $424,491, or 40% over the same six-month period last year. The increases represent the Company's accelerated efforts to market new products, particularly in the areas of nutraceuticals and natural food ingredients. The Company added new staff and increased spending on

                                      10 of 16
advertising and marketing materials for launches of new products, such as TT550-TM-, a ginger-based product for motion sickness. Further, higher commission costs were incurred as a result of higher revenues.

General and administrative expenses were $1,616,977 in the second quarter of fiscal 1999, a 19% increase compared to general and administrative expenses in the same quarter of fiscal 1998. For the six months ended October 31, 1998, general and administrative costs were $3,301,886, a 16% increase over the same period last year. These increases are the result of staff additions and additional depreciation expense on certain new leasehold improvements.

INTEREST INCOME/EXPENSE. Interest income was $22,754 and $49,808 in the three and six months ended October 31, 1998, respectively, compared to $89,757 and $199,877 in the three and six months ended October 31, 1997, respectively. The decrease is the result of less capital available for investment. Interest expense in the three and six-month periods ended October 31, 1998, was $133,094 and $179,478 respectively, compared to $4,281 and $6,663 in the three and six-month periods ended October 31, 1997, respectively. The increases reflect the Company's use of its line of credit during fiscal 1999.

OTHER INCOME. Other income was $42,037 and $173,822 for the three months ended October 31, 1998, and 1997, respectively, and $42,037 and $361,461 for the six months ended October 31, 1998, and 1997, respectively. The decrease in other income is due to the sale of certain investments held by the Company in fiscal 1998 and the associated gains from these sales.

INCOME TAXES. The Company is continuing to evaluate on a quarterly basis the realizability of the deferred assets on the balance sheet. Management believes it is more likely than not that these assets will be realized by return to profitability, although there can be no assurance of when profitability will be attained. Management's estimate of the deferred tax assets may change in the future.


LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Total cash and cash equivalents were $2,502,432 at October 31, 1998, compared to $2,081,796 at April 30, 1998. The increase is primarily the result of increased borrowings against the bank line of credit offset by purchases of inventory and the acquisition of capital equipment.

The Company has a revolving line of credit totaling $8,850,000 which expires on June 30, 2000. As of October 31, 1998, the Company had borrowed $6,000,000 under this line and $784,675 had been applied against letters of credit for the purchase of raw materials. Therefore, $2,065,325 was available for use under this line of credit. Under the terms of the loan agreement, all assets of the Company, with the exception of intangibles, are secured by the bank. Additionally, the Company has a lease credit line with a bank of $500,000; as of October 31, 1998, $350,861 was available for use under this line. The Company does not use derivatives to manage its interest rate risk.

The merger agreement announced on December 9, 1998, is expected to provide the Company with necessary capital to fund operations. As part of the merger, Wells Fargo Bank, NA will provide a $35 million line of credit and a $10 million fixed asset line in support of the merged companies. Therefore, management believes that current cash reserves and the revolving line of credit are sufficient to meet the Company's short-term liquidity needs, and sufficient to fund anticipated merger and integration costs. Further, management believes that funds generated from business opportunities discussed earlier, will be sufficient to meet the liquidity needs of the Company on a long-term basis.

                                      11 of 16

In the process of exiting the paclitaxel business, management intends to negotiate early settlements with its growers of cultivated yew trees. An estimate of these settlement costs has been included in the one-time charge to earnings noted before, but the exact amount is uncertain at this time. The cost to negotiate out of these contracts is expected to be funded from the sale of paclitaxel assets.

WORKING CAPITAL. Working capital as of October 31, 1998, was $11,544,319 compared to $16,671,596 as of April 30, 1998. This decrease is primarily attributable to increased use of the bank line of credit.

PROPERTY AND EQUIPMENT. Purchases of property and equipment in the first six months of fiscal 1999, totaled $1,500,565. This was the result of new construction and improvements to manufacturing equipment for the production of nutraceuticals and food ingredients products. The Company also entered into new capital leases totaling $53,690 during the three months ended October 31, 1998, primarily for laboratory equipment used in technical services.

YEAR 2000. The Year 2000 problem is the result of computer systems and programs recognizing a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The term "Year 2000 compliant" means that all computers, computer systems, and software, including all firmware, microcode, and embedded software, will accurately and consistently process date data for all dates in the twentieth and twenty-first centuries (including leap year considerations and data) without any loss of functionality or performance. This processing includes calculating, comparing, sequencing, storing, retrieving, transmitting, receiving, sorting, and displaying date data when computers, computer systems, or software are used as stand-alone systems, or in combination with other software or hardware. These computer systems will function without interruption before, during, and after January 1, 2000, without any change in operation or performance associated with the advent of the new century. Additionally, these computer systems will respond to date data input in a way that resolves any ambiguity as to century in a defined and predetermined manner; and store and provide output of date data in ways that are unambiguous as to century. The term "software" includes, but is not limited to, firmware, embedded software, and microcode.

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

As another part of Year 2000-compliance review, the Company has also undertaken a logical process of updating or deleting software systems known to have problems handling two-digit date information properly. The Company has completed the testing and identification phase of the review of its core applications supporting accounting, human resources and manufacturing processes. Upgrade or replacement of these applications is expected to be completed in the spring of 1999. The net cost of these

                                      12 of 16
upgrades is not expected to exceed $50,000. The review of other software applications is underway at this time.

The Company has also implemented a Year 2000 compliance inquiry program with its current and potential major vendors and suppliers as to both the status of their equipment and systems and any delays they anticipate in supplying goods and services to the Company. Management expects that this inquiry program will be completed by February 1, 1999. If a third party's systems are not Year 2000 compliant, that problem will be addressed directly with that third party.

Management recognizes that failure to meet all Year 2000 issues could result in significant degradation of the Company's ability to provide laboratory testing, to manufacture products, and to invoice customers and pay vendors. Management is addressing these issues directly, aggressively pursuing upgrading all mission-critical systems.

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

If, because of unforeseen circumstances, installed hardware and software systems cease to function on January 1, 2000, a disaster recovery contingency plan (currently being drafted) will be activated to handle the emergency situation. The disaster recovery plan is expected to include a disaster recovery computer center with sufficient equipment to allow the Company to continue data processing operations that will operate on a 24-hour-a-day basis until normal operations can be resumed. The Company has established relationships with several computer system vendors who will be contracted to provide the necessary hardware and software to support the contingency plan.

The Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

SEASONALITY. The Company has experienced seasonality in its sales of nutraceutical products. Lower demand for these products is evident in the summer months and tends to increase in the fall and winter months.

FORWARD LOOKING STATEMENTS

     Certain oral and written statements of management of the Company included in the Form 10-Q and elsewhere, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations. The forward-looking statements included herein and elsewhere are based on current expectations that involve judgments which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance

                                      13 of 16
that the forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                      14 of 16

PART 2.


Item 1.        Legal Proceedings.
               None

Item 2.        Changes in Securities.
               None

Item 3.        Defaults Upon Senior Securities.
               None

Item 4.        Submission of Matters to a Vote of Security Holders.

Item 4.        Submission of Matters to a Vote of Security Holders.
               The Company's annual meeting of shareholders was held October 22, 1998.

               1. The following directors were elected to serve as directors of the Company for the following year: William E. Coleman, Stanley J. Cristol, Randall J. Daughenbaugh, Beverly J. Haddon, Robert F. Saydah, Dean P. Stull and Bert M. Tolbert.

                    The votes cast for, against or withheld as to each director nominee is as follows:

                      To elect seven (7) Directors:

                      Director                                   For           Against/Withheld
                      --------                                   ---           ----------------
                      Dean P. Stull                           9,283,404            312,426
                      Randall J. Daughenbaugh                 9,352,527            243,303
                      Stanley J. Cristol                      9,236,456            359,374
                      Beverly J. Haddon                       9,334,122            261,708
                      Bert M. Tolbert                         9,233,421            362,409
                      William E. Coleman                      9,197,058            398,722
                      Robert F. Saydah                        9,173,431            422,399

Item 5.           Other Information.
                  None

Item 6.        Exhibits and Reports on Form 8-K
         (a)   Exhibits

          2.1 Agreement and Plan of Merger by and among Zuellig Group N.A., Inc., Hauser, Inc. and certain other parties dated as of December 8, 1998.

          2.2 Form of Agreement Regarding Employees by and between Hauser, Inc. and Zuellig Botanicals, Inc.

          2.3 Form of Escrow Agreement by and among Zuellig Group N.A., Inc., Hauser, Inc. Zuellig Botanicals, Inc. and American Securities Transfer & Trust, Inc.

                                     15 of 16

          2.4 Form of Governance Agreement by and between Hauser, Inc., Zuellig Group N.A., Inc. and Zuellig Botanicals, Inc.

          2.5 Inventory Purchase Agreement dated December 8, 1998 by and between Hauser, Inc. and Zuellig Group N.A., Inc.

          2.6 Form of Agreement for Option to Acquire Powders Business From Zuellig Botanicals, Inc. by and between Hauser, Inc. and Zuellig Botanicals, Inc.

          2.7 Registration Rights Agreement dated December 8, 1998 by and among Hauser, Inc., Zuellig Group N.A., Inc. and Zuellig Botanicals, Inc.

          2.8 Form of Sourcing Agency Agreement by and Between Hauser, Inc. and Zuellig Botanicals, Inc.

          2.9 Agreement for Option to Acquire Common Stock of Hauser, Inc. dated December 8, 1998 by and between Hauser, Inc. and Zuellig Group N.A., Inc.

          27.1 Financial Data Schedule

(b)      Reports on Form 8-K.
         On December 14, 1998, the Company filed a Form 8-K which recited its press release regarding the Zuellig transaction.

                                      16 of 16

                                    FORM 10 Q

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAUSER, INC.


Date:  December 14, 1998

                              /s/ Dean P. Stull
                              ------------------------------------------------
                              Dean P. Stull
                              Chairman of the Board, Chief Executive Officer, and President

Date:  December 14, 1998

                              /s/ David I. Rosenthal
                              ------------------------------------------------
                              David I. Rosenthal
                              Chief Financial Officer and Treasurer