Form 10-Q
period 1999-01-31
HAUSER INC
filed 1999-03-17
CIK 773723

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended
January 31, 1999     Commission File No. 0-17174


HAUSER, INC.
(formerly Hauser Chemical Research, Inc.)

   Colorado                            84-0926801
(State or other jurisdiction of
incorporation or organization)        (I.R.S. Identification
Number)

5555 Airport Boulevard, Boulder, Colorado        80301
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

Yes    X        No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value       10,673,163
Class                               Outstanding at January 31, 1999

Part 1.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

  Consolidated Statements of Operations (Unaudited) -
    Three and nine months ended
    January 31, 1999 and January 31, 1998      1

  Consolidated Balance Sheets -
    January 31, 1999 and April 30, 1998        2

  Consolidated Statements of Cash Flows -
    Nine months ended January 31, 1999
    and January 31, 1998                       3

  Notes to Consolidated Financial Statements   4-6

Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                       7-15

Part 2.  OTHER INFORMATION

Item 1.  Legal Proceedings.                    16

  Item 2.  Changes in Securities.              16

  Item 3.  Defaults Upon Senior Securities.    16

  Item 4.  Submission of Matters to a Vote
           of Security Holders.                16

  Item 5.  Other Information.                  16

  Item 6.  Exhibits and Reports on Form 8-K.   16

  SIGNATURE PAGE                               17

HAUSER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

                                       Three months ended                Nine months ended
                                       January 31,                       January 31,
                                       1999             1998             1999             1998

REVENUES:
  Natural product processing           $  3,915,688     $  2,184,845     $ 10,257,581     $  7,512,677
  Technical services                      4,471,668        4,283,919       12,784,147       10,062,162
  Paclitaxel                                897,770          649,405        2,893,845        3,187,277
        Total revenues                    9,285,126        7,118,169       25,935,573       20,762,116

COST OF REVENUES:
  Natural product processing              3,658,432        2,118,473        8,374,690        6,958,168
  Technical services                      3,349,237        2,965,616        9,287,157        7,214,803
  Paclitaxel                                287,166          494,464        1,572,734        2,337,864
  Write-off of inventory                 19,700,000                -       19,700,000                -
     Total cost of revenues              26,994,835        5,578,553       38,934,581       16,510,835

GROSS PROFIT                            (17,709,709)       1,539,616      (12,999,008)       4,251,281

OPERATING EXPENSES:
  Research and development                  318,581          536,128        1,136,479        1,793,890
  Sales and marketing                       624,314          561,695        2,120,511        1,633,401
  General and administrative              1,546,238        1,515,974        4,848,124        4,372,178
  Write-off of assets                     5,900,000                -        5,900,000                -
        Total operating expenses          8,389,133        2,613,797       14,005,114        7,799,469

LOSS FROM OPERATIONS                    (26,098,842)      (1,074,181)     (27,004,122)      (3,548,188)

OTHER INCOME (EXPENSE):
  Interest income                            29,713           81,363           79,521          281,240
  Interest expense                         (190,653)          (3,380)        (370,131)         (10,043)
  Other                                           -                -           42,037          361,461
        Other income (expense) - net       (160,940)          77,983         (248,573)         632,658


LOSS BEFORE INCOME TAXES                (26,259,782)        (996,198)     (27,252,695)      (2,915,530)

INCOME TAX BENEFIT                                -          348,835                -        1,020,435

NET LOSS                               $(26,259,782)    $   (647,363)    $(27,252,695)    $ (1,895,095)

LOSS PER SHARE BASIC AND DILUTED       $(2.51)          $(0.06)          $(2.60)          $(0.18)

WEIGHTED AVERAGE SHARES OUTSTANDING
      BASIC AND DILUTED                  10,468,362       10,428,237       10,467,531       10,420,632

See notes to consolidated financial statements.

HAUSER, INC.

CONSOLIDATED BALANCE SHEETS

                                                                   January 31,       April 30,
ASSETS                                                             1999              1998
                                                                   (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                        $  4,124,954      $  2,081,796
  Restricted cash                                                       562,617           139,346
  Accounts receivable, less allowance for doubtful accounts:
      January 31, 1999, $144,623; April 30, 1998, $430,518            7,074,413         9,090,005
  Inventory, at cost                                                 10,816,207        10,111,688
  Inventory, at net realizable value                                  7,741,313                 -
  Prepaid expenses and other                                            256,773           349,570
  Net deferred income tax assets                                      1,949,152         1,946,339
        Total current assets                                         32,525,429        23,718,744

PROPERTY AND EQUIPMENT
  Land and buildings                                                  7,695,394         7,635,216
  Lab and processing equipment                                       23,390,778        31,883,787
  Furniture and fixtures                                              3,879,635         4,671,647
        Total property and equipment                                 34,965,807        44,190,650
  Accumulated depreciation and amortization                         (18,272,832)      (21,846,032)
        Net property and equipment                                   16,692,975        22,344,618

OTHER ASSETS:
  Goodwill, less accumulated amortization:
       January 31, 1999, $791,992; April 30, 1998, $936,670           1,428,988         1,961,462
  Inventory, non-current                                                      -        14,787,837
  Deposits                                                            1,719,972         4,013,992
  Net deferred income tax asset                                       1,010,154         1,010,154
  Other                                                                  67,099           456,774
        Total other assets                                            4,226,213        22,230,219

TOTAL                                                              $ 53,444,617      $ 68,293,581

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                 $  2,587,654      $  1,764,294
  Current portion of long term debt                                   6,634,784         1,911,498
  Accrued salaries and wages                                          1,127,122         1,201,201
  Deposits                                                            3,710,321           670,155
  Product warranty                                                            -         1,500,000
  Accrued exit costs                                                  4,990,926                 -
  Other accrued liabilities                                             551,879                 -
        Total current liabilities                                    19,602,686         7,047,148

LONG TERM LIABILITIES                                                   522,668           692,733

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value; 50,000,000 shares authorized;
     shares issued: January 31, 1999, 10,673,163;
     April 30, 1998, 10,464,458                                          10,673            10,464
  Additional paid-in capital                                         58,882,344        58,864,295
  (Accumulated deficit) retained earnings                           (25,573,754)        1,678,941
        Net stockholders' equity                                     33,319,263        60,553,700

TOTAL                                                              $ 53,444,617      $ 68,293,581


See notes to consolidated financial statements.

HAUSER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS-Unaudited

                                                          Nine months ended January 31,
                                                          1999              1998
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                  $(27,252,695)     $ (1,895,095)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
  Depreciation and amortization                              3,163,604         2,839,584
  Provision for bad debt                                        85,850                 -
  Expenditures for product warranty                         (1,500,000)                -
  Provision for paclitaxel and other related assets         25,600,000                 -
  Change in accrued exit costs                                 (59,074)                -
  Gain on sales of investment                                        -          (361,461)
  Deferred income tax benefit                                        -        (1,091,127)
  Change in deposits and other                              (2,352,837)       (2,295,040)
  Change in assets and liabilities:
       Accounts receivable                                   1,929,742        (1,816,429)
       Income tax receivable                                         -         1,445,046
       Inventory                                            (3,833,465)       (3,006,153)
       Prepaid expenses and other                             (223,343)          (12,241)
       Accounts payable                                        823,360           612,619
       Customer deposits                                     3,040,166           471,934
       Other accrued liabilities                               477,800           586,953
Net cash used in operating activities                         (100,892)       (4,521,410)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                       (1,521,531)       (1,529,485)
  Proceeds from sale of investments                                  -           458,479
  Issuance of notes receivable                                       -           (60,000)
  Purchase of investments                                            -          (194,922)

  Maturity of investments                                            -           294,187
  Net change in restricted cash                               (423,271)                -
Net cash used in investing activities                       (1,944,802)       (1,031,741)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in bank line of credit                          4,500,000                 -
  Repayments of long-term debt                                (429,406)          (90,172)
  Proceeds from issuance of common stock and warrants           18,258            48,864

Net cash provided by financing activities                    4,088,852           (41,308)

Net increase (decrease) in cash and cash equivalents         2,043,158        (5,594,459)

Cash and cash equivalents, beginning of year                 2,081,796         8,379,551

Cash and cash equivalents, end of period                  $  4,124,954      $  2,785,092

See notes to consolidated financial statements.

HAUSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF JANUARY
31, 1999 AND APRIL 30, 1998 AND FOR THE THREE AND NINE MONTH
PERIODS ENDED JANUARY 31, 1999 AND 1998 (UNAUDITED)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of January 31, 1999, and results of its operations and cash flows for the periods ended January 31, 1999 and 1998. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain fiscal 1998 amounts have been reclassified to conform to the fiscal 1999 presentation.
Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements. Actual results could differ from those estimates.

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

Inventories, at cost, are classified as follows:

                                    January 31,    April 30,
                                    1999           1998
Raw materials and supplies          $ 2,660,218    $ 5,224,750
Work in process                       5,216,394     11,763,470
Finished goods                        3,797,793      8,515,134
Total before valuation allowance     11,674,405     25,503,354

Less valuation allowance               (858,198)     (603,829)
Total inventories                    10,816,207    24,899,525

Less non-current inventories                  -    14,787,837
Current portion of inventories      $10,816,207   $10,111,688

Bulk paclitaxel held for sale at a net realizable value of $7,741,313, not included in the table above, includes finished goods of $4,486,946 and work-in-process of $3,254,367.

3. NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following:

                       January 31, 1999      April 30, 1998
Line of Credit         $ 6,000,000           $ 1,500,000
Capital Leases           1,153,452             1,067,125
Other                        4,000                37,106
Total                    7,157,452             2,604,231
Less current portion     6,634,784             1,911,498
Long Term debt         $   522,668           $   692,733

Bank Line of Credit - The Company has a $7,000,000 bank line of credit at the bank's prime interest rate plus 0.75% which matures on May 15, 1999. The Company expects to pay the balance of this line of credit from the new credit facility with Wells Fargo Bank, N.A. as a result of the anticipated merger with Zuellig Group N.A., Inc. ("Zuellig"). As of January 31, 1999, the Company was not in compliance with the financial covenants for the line of credit. The Company has obtained a waiver from the bank through January 31, 1999.

4. EARNINGS (LOSS) PER SHARE

The Company calculates basic earnings (loss) per share by dividing the net earnings or loss by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is determined by dividing the net earnings or loss by the sum of (1) the weighted average number of common shares outstanding and (2) if not antidilutive, the effect of outstanding warrants and stock options determined utilizing the treasury stock method. For the three months ended January 31, 1999, and 1998, 471 and 569,316 options were excluded from the calculation of diluted earnings (loss) per share since the result would have been antidilutive. For the nine months ended January 31, 1999, and 1998, 6,010 and 592,991 options were excluded from the calculation of diluted earnings (loss) per share since the result would have been antidilutive.

5. PRODUCT WARRANTY

During the fourth quarter of fiscal 1998, the Company took a charge to earnings and reserved $1,500,000 in anticipation of product returns, rework costs, legal and professional fees, and process development costs related to the discovery of a contaminant in its bulk Panax ginseng. In the nine months ended January 31, 1999, the Company charged $1,500,000 against the reserve for expenses associated with this issue.

6. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Comprehensive income (loss) would have been approximately $(26,259,782) and ($647,363) for the quarters ended January 31, 1999, and 1998, respectively, and ($27,252,695) and ($1,648,976) for the nine months ended January 31, 1999, and 1998, respectively.

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

7. MERGER

On December 9, 1998, the Company announced that it had entered into an agreement to merge with three subsidiaries (the "Contributed Subsidiaries") of Zuellig. The agreement calls for the Company to exchange approximately 10.05 million common shares of stock for the Contributed Subsidiaries. The Contributed Subsidiaries are already aligned with the Company's Natural Ingredients and Technical Services business units, but are unrelated to the Company's Pharmaceuticals business unit. Therefore, as a direct result of the decision to acquire these subsidiaries, the Company has decided to discontinue its paclitaxel supply activities. The Company's original intent was to resume production of paclitaxel once current legal and regulatory issues were resolved.

In the quarter ended January 31, 1999, the Company incurred a one-time charge to earnings of $25.6 million. The charge to cost of sales was comprised of a reduction of bulk paclitaxel inventory ($10.2 million) to its estimated net realizable value, a write-off of advanced payments made for the purchase of cultivated yew trees ($4.5 million) and the estimated costs of terminating cultivar nursery contracts ($5.0 million). The charge to operating expenses includes the write-off of paclitaxel related equipment ($4.7 million) and miscellaneous other related assets consisting primarily of intangibles ($1.2 million). The net realizable inventory was determined based upon a contract signed on February 11, 1999, to sell bulk paclitaxel over the next nine months for a sales value of $9.5 million. The cost to terminate the cultivar nursery contracts was based on the current contractual terms. The specialized paclitaxel equipment and related intangibles have no alternative use and were written down to zero. The Company does not anticipate any significant reduction in workforce as a result of the decision to cease production of paclitaxel. The Company should complete its exit of the paclitaxel business within the next twelve months.

For the proforma effect of the merger and the disposition of paclitaxel assets, reference is made to the Proxy Statement filed with the Securities and Exchange Commission on February
12, 1999.

Part 1, Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

On December 9, 1998, the Company announced it had entered into an agreement to merge with three subsidiaries of privately-held Zuellig Group N.A., Inc., ("ZGNA") in a transaction valued at approximately $66 million. The Company will acquire Zuellig Botanical Extracts, Inc., Wilcox Drug Company, Inc., and ZetaPharm, Inc., (the "Contributed Subsidiaries") thereby creating the leading U.S. supplier of herbal extracts, botanical raw materials and related products to the fast-growing nutritional industry. Sales for the Contributed Subsidiaries for the four quarters ended September 30, 1998, exceeded $100 million.

The agreement calls for the Company to exchange approximately
10.05 million of the Company's common shares for the common stock of the acquired subsidiaries. Upon closing, the Company's shareholders will own 51.0% of the combined company, while ZGNA will own 49.0%. The number of shares to be issued to ZGNA are subject to downward adjustment under certain circumstances. The Company also will assume approximately $19.0 million of the Contributed Subsidiaries' bank debt. Wells Fargo Bank, N.A. will provide a $35.0 million line of credit and a $10.0 million fixed asset line in support of the merged companies. The agreement is subject to approval by the Company's shareholders and customary closing conditions. Management expects the transaction to close during the Company's fiscal 1999 fourth quarter and, aside from transaction related charges, to be accretive to earnings in fiscal year 2000.

Concurrent with the merger, the Company will discontinue its paclitaxel activities. In the quarter ended January 31, 1999, the Company incurred a one-time charge to earnings of $25.6 million. The charge to cost of sales was comprised of a reduction of bulk paclitaxel inventory ($10.2 million) to its estimated net realizable value, a write-off of advanced payments made for the purchase of cultivated yew trees ($4.5 million) and the estimated costs of terminating cultivar nursery contracts ($5.0 million). The charge to operating expenses includes the write-off of paclitaxel related equipment ($4.7 million) and miscellaneous other related assets consisting primarily of intangibles ($1.2 million).
The net realizable inventory was determined based upon a contract signed on February 11, 1999 to sell bulk paclitaxel over the next nine months for a sales value of $9.5 million. The cost to terminate the cultivar nursery contracts was based on the current contractual terms. The specialized paclitaxel equipment and related intangibles have no alternative use and were written down to zero. The Company does not anticipate any significant reduction in workforce as a result of the decision to cease production of paclitaxel. The Company should complete its exit of the paclitaxel business within the next twelve months.

The Company's financial performance in the quarter ended January 31, 1999, excluding the one-time charge to earnings, remained flat compared to the same quarter in the prior fiscal year. Compared to the third quarter of fiscal 1998, total revenues increased 30% to $9,285,126; gross profit was 21% of total revenues compared to 20% in the same quarter last year; and total operating expenses were essentially flat. However, higher interest expense in the third quarter of fiscal 1999 and no tax benefit on operating losses resulted in a net loss for the quarter, excluding the one-time charge to earnings, of $659,782, compared to a net loss of $647,363 in the quarter ended January 31, 1998.

Growth in the sales of Natural Ingredients products was almost 79% compared to the third quarter last year. The increase is the result of the higher sales of nutraceutical products, particularly echinacea during the cold and flu season. While this year-over-year improvement is positive, market conditions were still soft as evidenced by continued customer excess inventories first witnessed in the summer months of 1998. Natural Ingredients revenues in the third quarter of fiscal 1999 were flat compared to the second quarter of fiscal 1999. Management believes this market condition could persist well into calendar year 1999. Revenues from Technical Services increased 4% over the same quarter last year. This slowdown in growth is the result of manpower limitations that managment is addressing through aggressive recruiting activities and a shift of some resources to internal projects on a temporary basis.

Management believes that the opportunity for revenue and profit growth from the Natural Ingredients and Technical Services business units exists, but the Company has not attained a sustainable level of profitability and there can be no assurance of when profitability will again be realized.

The following is a discussion of the Company's activities.

NATURAL INGREDIENTS

Nutraceuticals - The term nutraceuticals is used to identify the broad range of natural, healthful products that are used to supplement the diet by increasing the total dietary intake of important nutrients. The U.S. market for herbal and botanical supplements is estimated to be $2.3 billion, and is growing at over 20% per year, according to industry sources. The Company's products include liquid and dry herbal extracts of Echinacea, Valerian, St. John's Wort, Siberian Ginseng, Panax Ginseng, Ginger, Goldenseal, Kava Kava, Black Cohosh, Saw Palmetto and Rosemary (RoseOx[Registered Trademark]). Management believes that the Company's expertise in the production of special products from natural sources and its extensive regulatory experience position it well in this market.

On December 3, 1997, the Company announced that the value of signed agreements with PharmaPrint, Inc. ("PharmaPrint") was expected to be $20 million over a three year period. The Company continues to manufacture botanical products and provide research and development services to PharmaPrint to support its herbal-based pharmaceuticals. Sales of products and services to PharmaPrint in the nine months ended January 31, 1999, were 11% of total revenues. Management expects the percentage of sales from PharmaPrint to decline during fiscal 1999 because of fewer sales of herbal products and technical services as well as growth in sales to other customers.

Natural Food Ingredients - The Company manufactures, markets and sells natural food ingredients which include natural flavor extracts and antioxidants. The extracts are marketed under the Company's brand name NaturEnhance[Registered Trademark] Food Ingredients. Competition for products in the flavor extract market is based on flavor quality and concentration, availability, customer service, and price. Some of these factors are beyond the direct control of the Company.

The Company also sells products which perform a function in foods, such as preservatives, stabilizers, colorants, antioxidants, and nutritional additives. The Company's objective is to build a quality line of products generating revenues and profits in the development, manufacture and sale of natural food ingredients.

Revenues from natural food ingredients products were $411,947 in the third quarter of fiscal 1999. However, management is unable to predict the timing and amount of future revenues from natural food ingredients products.

TECHNICAL SERVICES

The Technical Services business unit, comprised of Hauser Laboratories and Shuster Laboratories, Inc., (the Company's wholly-owned subsidiary), operates as a single entity in the research and development, formulation, analysis and project delivery to fee-for-service clients. During the third quarter of fiscal 1999, Technical Services revenues increased 4% over the same quarter last year. The Company concentrated its efforts on increasing the number of projects related to custom synthesis and natural products isolation in the pharmaceuticals industry. Also, Shuster's TAQA[Trademark] and Foods 2000 initiatives contributed additional revenues during the quarter.

Management believes that demand for technical services will continue to increase and expects this business unit to grow. Ongoing marketing efforts in the Company's Technical Services business unit are centered on projects that provide opportunity to employ the collective capabilities of the Hauser Laboratories and Shuster Laboratories team.

PHARMACEUTICALS

The pending merger with ZGNA will focus corporate resources on extract products for the dietary supplement market and Technical Services. As a result, management will discontinue its paclitaxel supply activities. In the quarter ended January 31, 1999, the Company incurred a one-time charge to earnings of $25.6 million. The charge to cost of sales was comprised of a reduction of bulk paclitaxel inventory ($10.2 million) to its estimated net realizable value, a write-off of advanced payments made for the purchase of cultivated yew trees ($4.5 million) and the estimated costs of terminating cultivar nursery contracts ($5.0 million). The charge to operating expenses includes the write-off of paclitaxel related equipment ($4.7 million) and miscellaneous other related assets consisting primarily of intangibles ($1.2 million).
The net realizable inventory was determined based upon a contract signed on February 11, 1999 to sell bulk paclitaxel over the next nine months for a sales value of $9.5 million. The cost to terminate the cultivar nursery contracts was based on the current contractual terms. The specialized paclitaxel equipment and related intangibles have no alternative use and were written down to zero. The Company does not anticipate any significant reduction in workforce as a result of the decision to cease production of paclitaxel. The Company should complete its exit of the paclitaxel business within the next twelve months.

RESULTS OF OPERATIONS:

Below is a table that summarizes the Company's results of operations, including the one-time charge of $25.6 million taken in the quarter ended January 31, 1999, as a percentage of total revenues.

                                                      Three months ended        Nine months ended
                                                         January 31,               January 31,
                                                      1999         1998         1999         1998
Total revenues                                         100.0 %      100.0 %      100.0 %      100.0 %
Gross profit                                          (190.7)%       19.6 %      (50.1)%       18.1 %
Research & development                                   3.4 %        7.5 %        4.4 %        8.6 %
Sales and marketing                                      6.7 %        7.9 %        8.2 %        7.9 %
General and administrative                              16.7 %       19.2 %       18.7 %       18.7 %
Write-off of paclitaxel and other related assets        63.5 %         -          22.7 %         -
Loss from operations                                  (281.1)%      (15.1)%     (104.1)%      (17.1)%
Other income (expense), net                             (1.7)%        1.1 %       (1.0)%        3.0 %
Loss from operations before taxes                     (282.8)%      (14.0)%     (105.1)%      (14.0)%
Net loss                                              (282.8)%       (9.1)%     (105.1)%       (9.1)%

Below is a table that summarizes the Company's results of operations, excluding the one-time charge of $25.6 million taken in the quarter ended January 31, 1999, as a percentage of total revenues.

                                                      Three months ended        Nine months ended
                                                         January 31,                January 31,
                                                      1999         1998         1999         1998
Total revenues                                         100.0 %      100.0 %      100.0 %      100.0 %
Gross profit                                            21.4 %       21.6 %       25.8 %       20.5 %
Research & development                                   3.4 %        7.5 %        4.4 %        8.6 %
Sales and marketing                                      6.7 %        7.9 %        8.2 %        7.9 %
General and administrative                              16.7 %       21.3 %       18.7 %       21.1 %
Loss from operations                                    (5.4)%      (15.1)%       (5.4)%      (17.1)%
Other income (expense), net                             (1.7)%        1.1 %       (1.0)%        3.0 %
Loss from operations before taxes                       (7.1)%      (14.0)%       (6.4)%      (14.0)%
Net loss                                                (7.1)%       (9.1)%       (6.4)%       (9.1)%

REVENUES.  A breakout of the Company's revenues by product and service is as follows:

                                                     Three months              Nine months ended
                                                     ended January 31,         January 31,
                                                     1999         1998         1999          1998
Natural ingredients products (includes               $3,915,688   $2,184,845   $10,257,581   $ 7,512,678
     nutraceuticals, natural flavor extracts
     and food ingredients)
Technical services (includes Hauser                   4,471,668    4,283,919    12,784,147    10,062,162
 Laboratories and Shuster Laboratories, Inc.)
Pharmaceuticals                                         897,770      649,405     2,893,845     3,187,276
                                                     $9,285,126    $7,118,169   $25,935,573  $20,762,116

Total revenues increased 30% to $9,285,126 in the third quarter of fiscal 1999, from $7,118,169 in the third quarter of fiscal 1998, the result of higher revenues in each of the Company's business units. For the nine months ended January 31, 1999, total revenues increased 25% over the same period last year, with increased revenues in Natural Ingredients and Technical Services offset by a decrease in Pharmaceuticals revenues.

Natural Ingredients:
Natural ingredients product revenues increased 79% and 36% in the three and nine months ended January 31, 1999, respectively, as compared to the same periods in the prior fiscal year.

The increases are primarily attributable to success in selling nutraceutical products. In the quarter ended January 31, 1999, nutraceuticals revenues were $3,503,741, an increase of $1,487,263, or 74%, over revenues of $2,016,478 in the same quarter last year. In the nine months ended January 31, 1999, nutraceuticals revenues were $9,266,356, an increase of 36% over revenues of $6,814,235 in same period last year.

Sales of natural food ingredients were $411,947 in the quarter ended January 31, 1999, an increase of 145% over revenues of $168,367 in the quarter ended January 31, 1998. For the nine months ended January 31, 1999, revenues from these products were $991,225, a 42% increase over revenues of $698,443 in the nine months ended January 31, 1998. These increases were the result of higher sales of rosemary extract products sold into the beverage industry.

Technical Services:
Technical Services revenues were $4,471,668 in the quarter ended January 31, 1999, compared to $4,283,919 in the quarter ended January 31, 1998, an increase of 4%. This slowdown in growth is the result of manpower limitations that management is addressing through aggressive recruiting activities. In the nine months ended January 31, 1999, Technical Services revenues were $12,784,147, a 27% increase over revenues of $10,062,162 for the same period last year. These increases were because of ongoing natural products, custom synthesis and drug development projects at Hauser Laboratories, as well as increasing revenues from Shuster Laboratories attributable to the TAQA[Trademark] program and the Foods 2000 initiative.

Pharmaceuticals:
Revenues from pharmaceutical products in the quarter ended January 31, 1999, increased 38% to $897,770, compared to $649,405 in the same quarter one year ago. This is the result of contractual royalty revenues associated with the August 13, 1998 signing of a supply contract with Immunex to provide them and their collaborative partner IVAX, with bulk paclitaxel. In the quarter ended January 31, 1999, these high-margin revenues were $291,000. For the nine months ended January 31, 1999, revenues declined 9% from the same period one year ago because of lower sales of paclitaxel.

GROSS PROFIT.      Total gross profit in the three and nine
months ended January 31, 1999, includes a one-time charge of $19.7 million for the write-down of paclitaxel related inventory to its estimated net realizable value, a write-down of advance payments made for the purchase of cultivated yew trees, and estimated costs for terminating yew tree cultivar contracts. This is part of the total charge taken in the third quarter of fiscal 1999 of $25.6 million to reflect the Company's decision to exit the paclitaxel business.

Excluding the one-time charge, gross profit for the Company was 21.4% and 21.6% of total revenues in the quarters ended January 31, 1999, and 1998, respectively, and 25.8% and 20.5% of total revenues in the nine month periods ended January 31, 1999, and 1998, respectively. The increases are the result of improved efficiencies in the manufacturing process. In the three and nine month periods ended January 31, 1999, gross profit for the natural products industry segment was 18.0% and 24.4% of total natural product revenues, respectively. In the three and nine month periods ended January 31, 1998, gross profit for the natural products industry segment was 2.6% and 8.6% of total natural product revenues, respectively. The increases were the result of higher sales volume of nutraceutical product sales which resulted in improved efficiencies in manufacturing and therefore lower production costs. In the third quarter of fiscal 1999, the Company did experience higher manufacturing costs related to lack of high quality biomass, which negatively impacted gross margins from nutraceutical products. Programs have been implemented to address this issue.

Gross profit for technical services in the three months and nine months ended January 31, 1999, and 1998, was 25.1% and 27.4%, respectively, as compared to 30.8% and 28.3% in the three and nine months ended January 31, 1998, respectively.
These changes are the result of a change in the mix of technical service projects, which can alter gross profit quarter-to-quarter.

OPERATING EXPENSES. Research and development expenses were $318,581 in the quarter ended January 31, 1999, compared to $536,128 in the quarter ended January 31, 1998, a decrease of almost 41%. Research and development expenses in the nine months ended January 31, 1999, were $1,136,479, a decrease of 37% compared to the same period last year. These decreases in research and development costs were because some R&D employees were deployed to work on billable projects in the Technical Services business unit, the result of increasing customer projects. As new staff is hired in Technical Services, the R&D personnel will go back to their research assignments. The Company intends to actively continue research and development efforts, and expects research and development expenses to return to their historical levels.

Sales and marketing expenses in the quarter ended January 31, 1999, were $624,314, an increase of $62,619, or 11% over the same three-month period last year. Sales and marketing expenses in the nine months ended January 31, 1999, were $2,120,511, an increase of $487,110, or 30% over the same nine-month period last year. The increases represent the Company's accelerated efforts to market new products, particularly in the areas of nutraceuticals and natural food ingredients. The Company added new staff and increased spending on advertising and marketing materials for launches of new products, such as TT550[Trademark], a ginger-based product for motion sickness. Further, higher commission costs were incurred as a result of higher revenues.

General and administrative expenses were $1,546,238 in the third quarter of fiscal 1999, a 2% increase compared to general and administrative expenses in the same quarter of fiscal 1998. For the nine months ended January 31, 1999, general and administrative costs were $4,848,124, an 11% increase over the same period last year. These increases are the result of staff additions and additional depreciation expense on certain new leasehold improvements.

In the three and nine months ended January 31, 1999, the Company recognized a charge to operating expenses of $5.9 million as part of the total write-down taken in the third quarter of fiscal 1999 of $25.6 million to reflect the Company's decision to exit the paclitaxel business. This operating expense charge includes the write-down of paclitaxel related equipment and intangibles.


INTEREST INCOME/EXPENSE. Interest income was $29,713 and $79,521 in the three and nine months ended January 31, 1999, respectively, compared to $81,363 and $281,240 in the three and nine months ended January 31, 1998, respectively. The decrease is the result of less capital available for investment. Interest expense in the three and nine-month periods ended January 31, 1999, was $190,653 and $370,131, respectively, compared to $3,380 and $10,043 in the three and nine-month periods ended January 31, 1998, respectively. The increases reflect the Company's use of its line of credit during fiscal 1999.

OTHER INCOME. Other income was $42,037 and $361,461 for the nine months ended January 31, 1999, and 1998, respectively. The decrease in other income is due to the sale of certain investments held by the Company in fiscal 1998 and the associated gains from these sales.

INCOME TAXES. The Company has not benefited its net loss for the three and nine months ended January 31, 1999, because of uncertainty regarding its realizations. Management is continuing to evaluate on a quarterly basis the realizability of the deferred assets on the balance sheet. The deferred tax assets are recorded net of a valuation allowance of approximately $27.8 million at January 31, 1999. Management believes it is more likely than not that these assets, net of the valuation allowance, will be realized by return to profitability, although there can be no assurance of when profitability will be attained. Management's estimate of the deferred tax assets may change in the future.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Total unrestricted cash and cash equivalents were $4,124,954 at January 31, 1999, compared to $2,081,796 at
April 30, 1998. The increase is primarily the result of increased borrowings against the bank line of credit and a deposit related to the sale of inventory, offset by purchases of raw material inventory and the acquisition of capital equipment.

The Company has a revolving line of credit totaling $7,000,000 which expires on May 15, 1999. As of January 31, 1999, the Company had borrowed $6,000,000 under this line and $731,084 had been applied against letters of credit for the purchase of raw materials. The Company expects to pay the balance of this line of credit from the new credit facility with Wells Fargo Bank, N.A. as a result of the anticipated merger with Zuellig. Under the terms of the loan agreement, all assets of the Company, with the exception of intangibles, are secured by the bank. Additionally, the Company has a lease credit line with a bank of $500,000; as of January 31, 1999, $350,861 was available for use under this line. The line of credit requires the Company to maintain a balance equal to one year's debt service of the outstanding line in a restricted account. This account can only be used to reduce the line of credit or pay interest. The Company does not use derivatives to manage its interest rate risk.

The merger agreement announced on December 9, 1998, is expected to provide the Company with necessary capital to fund operations. As part of the merger, Wells Fargo Bank, N.A. will provide a $35.0 million line of credit and a $10.0 million fixed asset line in support of the merged companies. Therefore, management believes that current cash reserves and the revolving line of credit are sufficient to meet the Company's short-term liquidity needs, and the Wells Fargo N.A. lines of credit will be sufficient to fund anticipated merger and integration costs. Further, management believes that funds generated from business opportunities discussed earlier, will be sufficient to meet the liquidity needs of the Company on a long-term basis.

In the process of exiting the paclitaxel business, management intends to negotiate early settlements with its growers of cultivated yew trees. An estimate of these settlement costs has been included in the one-time charge to earnings noted before, but the exact amount is uncertain at this time. The cost to terminate these contracts is expected to be funded from the sale of paclitaxel assets.

WORKING CAPITAL.  Working capital as of January 31, 1999, was
$12,922,743 compared to $16,671,596 as of April 30, 1998. This decrease is primarily attributable to the estimated costs accrued to exit the paclitaxel business.

PROPERTY AND EQUIPMENT. Purchases of property and equipment in the first nine months of fiscal 1999, totaled $1,917,831. This was the result of new construction and improvements to manufacturing equipment for the production of nutraceuticals and food ingredients products. The Company also entered into new capital leases totaling $482,627 during the nine months ended January 31, 1999, primarily for laboratory equipment used in technical services.

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

The Company has undertaken a thorough review of its current information technology ("IT") and non-IT systems. This review is expected to be a continuing process. Initial results of the testing and identification phase of the Company's core systems indicate that approximately one third of its desktop computer systems (approximately 100 machines) and less than one fourth of its other microprocessor or microcontroller-based equipment (approximately 20 machines) are in need of replacement for Year 2000 compliance. The replacement of these machines is expected to be completed by October 1999. Cost of replacement is not expected to exceed $200,000. As the review progresses, this estimate could be revised. For the nine months ended January 31, 1999, the Company had expensed a total of $152,000 directly related to Year 2000 remediation efforts.

As another part of Year 2000-compliance review, the Company has also undertaken a logical process of updating or deleting software systems known to have problems handling two-digit date information properly. The Company has completed the testing and identification phase of the review of its core applications supporting accounting, human resources and manufacturing processes. Upgrade or replacement of these applications is expected to be completed in the spring of 1999. The net cost of these upgrades is not expected to exceed an additional $50,000. The review of other software applications is underway at this time.

The Company has also implemented a Year 2000 compliance inquiry program with its current and potential major vendors and suppliers as to both the status of their equipment and systems and any delays they anticipate in supplying goods and services to the Company. Management expects that this inquiry program will be completed by April 1, 1999. If a third party's systems are not Year 2000 compliant, that problem will be addressed directly with that third party.

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

Part 2.

Item 1.   Legal Proceedings.

In January 1999, the Company was served with a Demand for Arbitration by a supplier of raw materials. The Demand alleges that the Company has breached its contract by failing to pay for certain raw materials. Management believes that the claims are unfounded, has retained legal counsel and intends to vigorously defend its position in arbitration.

Item 2.   Changes in Securities.
          None

Item 3.   Defaults Upon Senior Securities.
          None

Item 4.   Submission of Matters to a Vote of Security Holders.
          None

Item 5.   Other Information.
          None

Item 6.   Exhibits and Reports on Form 8-K
          (a) Exhibit 10.1 Paclitaxel Supply Agreement dated February 3, 1999 (filed with confidential treatment requested)

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

HAUSER, INC.


Date:  March 16, 1999
/s/ Dean P. Stull
    Chairman of the Board, Chief Executive Officer, and
    President

Date:  March 16, 1999
/s/ David I. Rosenthal
    Chief Financial Officer and Treasurer