Form 10-Q/A
period 1999-01-31
HAUSER INC
filed 1999-05-11
CIK 773723

FORM 10-Q/A

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

Amendment to Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


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
Class                                Outstanding at January 31, 1999

Part 2.

Item 6.   Exhibits and Reports on Form 8-K
(a) Exhibit 10.1 Paclitaxel Supply Agreement dated February 3, 1999 (filed with confidential treatment requested)
    Exhibit 10.2 Escrow Agreement dated February 3, 1999 (filed with confidential treatment requested)

FORM 10 Q/A

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAUSER, INC.


Date:  May 11, 1999
/s/ Dean P. Stull
    Chairman of the Board, Chief Executive Officer, and
    President

Date: May 11, 1999
/s/ David I. Rosenthal
    Chief Financial Officer and Treasurer