Form 10-K
period 1999-04-30
HAUSER INC
filed 1999-07-29
CIK 773723

SECURITIES AND EXCHANGE COMMISSION PRIVATE
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        [FEE REQUIRED]
        For the fiscal year ended April 30, 1999

[ ]     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
        THE SECURITIES EXCHANGE ACT OF 1934
        [NO FEE REQUIRED]
        For the fiscal year ended ____________________

     Commission File No. 0-17174

HAUSER, INC.
 (Exact name of Registrant as specified in its charter)


(State or other jurisdiction of incorporation or organization)
Colorado
(I.R.S. Identification Number) 84-0926801

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

Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K (Paragraph229.405 of
this chapter) is not contained herein, and will not be
contained, to the best of Registrant's knowledge, in
definitive proxy or information statements incorporated by
reference in Part III of this Form 10-K or any amendment to
this Form 10-K.  [   ]

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

$15,299,686 as of July 23, 1999

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value          Class

Outstanding at April 30, 1999     2,618,017

PART I
Item 1.  Business
GENERAL DEVELOPMENT OF BUSINESS
Hauser, Inc., ("Hauser" or the "Company") was incorporated under the laws of the State of Colorado in December 1996, under the name Hauser, Inc. as the successor company to a Delaware corporation (Hauser Chemical Research, Inc.) formed in 1983. The Company's principal offices are located at 5555 Airport Boulevard, Boulder, CO 80301. Its telephone number is
(303) 443-4662. All references to "Hauser" or the "Company" in this Form 10-K mean Hauser, Inc. and its subsidiaries, unless stated otherwise.

In January 1990, the Company acquired Hauser Laboratories, Inc. to expand the interdisciplinary laboratory testing and chemical engineering skills of its Technical Services business unit. The Company operates in three industry segments: Natural Products, Technical Services and Pharmaceuticals. In July 1995, in order to expand the skill base of the Company's Technical Services business unit, the Company acquired 100% of the stock of Shuster Laboratories, Inc. ("Shuster"), an independent consumer products research and development firm and contract laboratory based in Quincy, MA and Smyrna, GA.

In June 1999, Wilcox Drug Company, Inc., a Delaware corporation ("Wilcox"), and ZetaPharm, Inc., a New York corporation ("ZetaPharm"), subsidiaries of Zuellig Group N.A., Inc. ("ZGNA") and Zuellig Botanical Extracts, Inc., a Delaware corporation ("ZBI"), a subsidiary of Zuellig Botanicals, Inc., a Delaware corporation ("ZBI") merged with three wholly owned subsidiaries of the Company. Wilcox, ZetaPharm and ZBE are collectively referred to as the "Contributed Subsidiaries". The Contributed Subsidiaries were the surviving corporations and became wholly-owned subsidiaries of the Company as a result of the Merger, thereby creating a leading supplier in the United States of herbal extracts, botanical raw materials and related products to the dietary supplement industry.

In December 1998, Hauser announced its intention to terminate its paclitaxel business to focus its corporate resources on its Natural Products and Technical Service business units. A corresponding one-time accounting charge of $25.6 million was recorded in the quarter ended January 31, 1999. In February 1999, the Company signed a contract for the sale of its paclitaxel inventory as part of the planned closure of the paclitaxel business. Pursuant to the contract, the company will receive approximately $9.5 million over the first six to nine months of fiscal 2000. The Company has negotiated settlement of its yew tree cultivation agreements and termination of a multi-year non-exclusive agreement to supply paclitaxel to a customer.

DESCRIPTION OF HAUSER, INC - THE BUSINESS
Hauser is a Customer Connected[Service Mark] company whose customer support utilizes Hauser's technical and regulatory expertise to help ensure the success of each project. "Customer Connected[Service Mark]," a management strategy implemented at Hauser, defines a company that: totally focuses on customers' needs, owns and solves customers' problems, builds strong customer/company relationships at all levels, and capitalizes on customer problems as company opportunities.

Hauser and the Contributed Subsidiaries bring unique and complementary strengths in raw material sourcing, manufacturing, and sales and marketing for the combined business enterprise. Hauser has developed expertise in proprietary extraction and purification technologies, which enable the production of purified materials with a readily ascertainable concentration of active ingredients. The strengths of the Contributed Subsidiaries include their superior raw material sourcing capabilities and an established sales force in the dietary supplement, fine chemical, bulk generic active ingredient and botanical raw material markets. The combination of Hauser's technical and manufacturing expertise with the sourcing and sales and marketing experience of the Contributed Subsidiaries represents an opportunity for significant revenue and profit enhancement for the Company.

Hauser expects to increase its market share to become a leading supplier of herbal extracts, botanical raw materials, and related products to the dietary supplement market in the United States. Hauser and the Contributed Subsidiaries create a vertically integrated operation able to source, process, and distribute products to the dietary supplement market including branded product sellers. In addition, Hauser's integrated research and development capability and proprietary extraction technology will allow it to work with its customers to provide a full range of solutions to their product needs.

The addition of the Contributed Subsidiaries permits Hauser to focus its manufacturing facilities and capabilities in a market where Hauser has demonstrated an ability to substantially increase its revenues. At the close of fiscal year 1999, Hauser's manufacturing plant operated at only approximately 35% to 40% of capacity, excluding equipment which was scheduled to be decommissioned or sold as a result of the Company's termination of its involvement in the production of paclitaxel. Most of that capacity is now available for production of products marketed by the Contributed Subsidiaries.

Hauser's Technical Services business unit ("Technical Services") has earned a national reputation for scientific and problem-solving excellence. Technical Services offers innovative technical solutions and has developed expertise in natural product isolation, pharmaceutical development, and food products and dietary supplement formulation. Hauser's Technical Services business unit offers innovative technical services to a diverse customer base.

DESCRIPTION OF EACH REPORTABLE INDUSTRY SEGMENT

Natural Products

Herbal Extracts - During fiscal 1995, Hauser began development of a new product line, "herbal extracts". Herbal extracts include a broad range of natural, healthful products that are used as dietary supplements. Shipments commenced in the first quarter of fiscal 1996, and during fiscal year 1999, the Company's internal marketing and technical staff marketed these products.

Hauser's herbal extracts are dietary supplements, which may be consumed as supplements in liquids, capsules, or tablets, or as ingredients in processed foods. Hauser currently sells the following herbal extracts: Echinacea, Valerian, Siberian Ginseng, Panax Ginseng, Ginkgo, Kava Kava, Rosemary, Goldenseal, and St. John's Wort. In addition, the Company has two proprietary products; RoseOx[Registered Trademark], a Rosemary extract and an antioxidant, TT550[Trademark], a Ginger based anti-nausea product. Hauser's herbal extracts are distinguished by the Company's NaturEnhance[Trademark] Natural Ratio[Trademark], which assumes that the product contains measured concentrations (the assay) of one or more selected marker compounds, and assures that the level of the active compounds is representative of the botanical's natural ratio. The Hauser NaturEnhance[Trademark] Natural Ratio[Trademark] program provides customers the highest quality products, superior customer service and access to the Company's new product development. Currently, there are no government standards in the U.S. specifying the purity and dosage of herbal supplements. Standardized herbal supplements are defined as containing a concentrated marker compound (key ingredient).

The Company operates in the dietary supplement market, providing supplement manufacturers with standardized herbal extracts and service. The manufacturing chain of herbal supplements consists of: 1) sourcing raw material; 2) extracting the material; 3) standardizing and testing the extract; and 4) selling it to dietary supplement manufacturers
who then  encapsulate and package the supplements.   Sales of
herbal extracts accounted for 34%, 39%, and 18%, of total revenues in the fiscal years ending April 30, 1999, 1998, and 1997, respectively.

Natural Flavor Extracts - The Company has manufactured and sold natural flavor extracts. The extracts have been marketed under the Company's brand name NaturEnhance[Trademark] Flavor Extracts. In March 1999, the Company announced its intention to phase out its natural flavor extracts business to focus its corporate resources on herbal extract, and its Technical Services business.

Natural Food Ingredients - Food ingredients are products that perform a function in foods, such as preservatives, stabilizers, antioxidants, and nutritional additives.

During fiscal year 1996, the Company introduced a line of Rosemary extracts, which protect the flavor, and quality of foods and beverages. Oil-soluble and water-soluble oxidation stabilizer products are marketed under the brand name StabilEnhance[Registered Trademark] and are Kosher, GRAS ("Generally Recognized As Safe") and Natural Certified. Although rosemary has been used for centuries to prevent rancidity of fats and oils, the use of rosemary has been limited by its strong odor and taste, and thus, historically has been limited to applications such as Italian sausage where this flavor is acceptable. Hauser's patent pending process minimizes the objectionable flavor components while retaining rosemary's preservative characteristics. Its StabilEnhance[Registered Trademark] product line is the natural way to control flavor-deteriorating oxidation in food products containing fats and oils.

Minimal revenue from natural food ingredients products was recognized in fiscal year 1999, but shipments are expected to increase in fiscal year 2000 because of increased interest expressed by potential customers.

Technical Services

Hauser's Technical Services business unit is comprised of Hauser Laboratories in Boulder, CO, and Shuster Laboratories in Quincy, MA and Smyrna, GA. The expertise of the Technical Services business unit in natural product isolation, pharmaceutical development, and formulation of food products and dietary supplements supports Hauser's other business units.

For the pharmaceutical industry, Hauser Laboratories provides process research and development, custom manufacturing, analytical methods and development validation, and complete pharmaceutical testing. For the medical device industry, Hauser Laboratories provides failure analysis, material identification and suitability testing, and product design validation. Natural product services provided by Hauser Laboratories include development of extraction and isolation processes, analytical method development, custom manufacturing and analysis of the chemistry of natural products.

Hauser Laboratories generally works with clients in two ways. First, Hauser Laboratories provides routine services based upon standard procedures or methods to answer customers' technical questions. Hauser Laboratories is compensated on a fee-for-service basis. Second, Hauser Laboratories provides product development and research services on a negotiated fee basis.

Hauser Laboratories offers customers contract research services, as well as process and product development, in a variety of chemical, engineering, and food technology applications. These services may include multiple areas of chemical technology, including custom organic synthesis of new compounds, process simulation, process improvement and scale-up, extraction and purification technology, food technology, and chemical modification of surfaces.

During fiscal 1998, the Company signed a collaborative agreement with The National Institute on Drug Abuse ("NIDA") for custom synthesis of drug compounds that are under development as potential treatment agents for drug addiction. Under the agreement, the Company receives $2.3 million over a three-year period. Hauser chemists are performing custom synthesis of specified compounds under strict Good Manufacturing Practices protocol, for NIDA's use in studying their efficacy in the treatment of patients with various drug addictions.

Examples of Hauser Laboratories projects that became significant alliances for other business units include production of bulk paclitaxel for Bristol- Myers Squibb
Company ("Bristol") which grew out of work for the National
Cancer Institute under the Anti-Tumor Master Agreement, and production of sanguinaria extract for Colgate Oral
Pharmaceuticals.

Shuster Laboratories provides a variety of services for the consumer products industry which include food product development, household chemical formulation, nutritional supplement and pharmaceutical assay and formulation, microbiological assay, Food and Drug Administration ("FDA") labeling and a significant number of related areas focused on consumer products. In addition, Shuster provides clients with technical services in the Natural Products area.

Shuster offers a Technically Advanced Quality Assurance[Trademark] ("TAQA[Trademark]") program for private label retailers. The Company works closely with top supermarket chains, chain drug stores, and mass market retailers to develop and maintain the best quality assurance programs available in the private label industry. The TAQA[Trademark] program utilizes state-of-the-art performance laboratories, qualified and trained laboratory personnel, in-house expert sensory panels, and certified regulatory affairs teams to provide retailers with a 99+% assurance level of product quality. The TAQA[Trademark] program is based on the best of both international (ISO) and current U.S. standards, and includes product risk assessment.

Shuster also offers the Foods 2000 program that focuses on new product development and related services for clients in the fast-growing organic foods and functional foods markets. Under Foods 2000, Shuster is continuing to offer a wide range of services to companies in the conventional foods market, including product development, laboratory analysis, quality assurance, regulatory compliance, and consumer testing.

Revenues from Technical Services accounted for 48%, 45%, and
36% of total revenues in fiscal years 1999, 1998, and 1997, respectively.

Pharmaceuticals

Hauser's pharmaceutical products, consisting primarily of paclitaxel, have included natural and custom synthesized compounds used in a variety of drug development and commercial applications. As a percentage of total revenues, sales of pharmaceutical products, were 14% in fiscal 1999, 12% in fiscal 1998, and 39% in fiscal 1997. Paclitaxel constitutes substantially all of such sales. In December 1998, Hauser announced its intention to terminate its paclitaxel business to focus its corporate resources on its Natural Products and Technical Service business units. A corresponding one-time accounting charge of $25.6 million was recorded.

DESCRIPTION OF THE CONTRIBUTED SUBSIDIARIES

ZBE sells herbal extracts to manufacturers of dietary supplements primarily in the United States. ZetaPharm imports and sells bulk vitamins, dietary supplements, pharmaceutical ingredients and food additives for the health food, pharmaceutical and food and beverage industries. Wilcox sources and sells botanical raw materials worldwide.

ZBE

ZBE, as a distributor, has sold bulk standardized and non-standardized herbal extracts to manufacturers of dietary supplements since 1990. Standardized herbal extracts represent approximately 80% of the current annual sales of ZBE.

The standardized herbal extracts sold by ZBE contain specified concentrations of the active ingredients and marker compounds of the particular botanical raw materials being extracted. The standardized herbal extracts are primarily sold by ZBE to manufacturers of dietary supplements located in the United States. The primary standardized herbal extracts sold by ZBE are St. John's Wort, Kava Kava, Gingko and Saw Palmetto.

Non-standardized herbal extracts sold by ZBE contain the levels of active ingredients that are present in the botanical raw materials being extracted. Non-standardized herbal extracts are primarily exported by ZBE.

ZetaPharm

ZetaPharm, which was founded in 1976, is a distributor of bulk fine chemicals, excipients and generic active ingredients.

Fine chemicals sold by ZetaPharm include bulk vitamins, dietary supplements, over-the-counter pharmaceutical ingredients and food additives. These products are sold to manufacturers and processors of health food, pharmaceuticals, food and beverages, and dietary supplements.

ZetaPharm is the exclusive distributor in the United States for the excipient line of Blanver Farmoquimica, Brazil, a leading manufacturer of excipients. Excipients are derived from cellulose and are used as binders in the production of tablets. Excipients are also used as ingredients in the slow release process of tablets and capsules. Excipients are sold to manufacturers of vitamins and dietary supplements.

ZetaPharm distributes bulk generic active ingredients to pharmaceutical manufacturers for use in human and veterinary applications. The sale of generic active ingredients purchased from Cilag, located in Switzerland, represented 54% and 38% of ZetaPharm total sales in the fiscal years ended March 31, 1998 and 1999, respectively. In 1998, ZetaPharm was advised that Cilag had elected to sell its products directly. As a result, ZetaPharm expects that the revenue from the sale of generic active ingredients will be insignificant in the fiscal year ending April 30, 2000. ZetaPharm is actively seeking additional sources of generic active ingredients to distribute.

Wilcox

Wilcox, which does business as Wilcox Natural Products, is a leading supplier of botanical raw materials to customers in the United States, Asia and Europe. Botanical raw materials are wild gathered in the United States and cultivated in North America. Wilcox has been engaged in purchasing and selling botanical raw materials since 1900.

The primary products sold by Wilcox are Saw Palmetto Berries, Echinacea Purpurea, Echinacea Angustifolia, Goldenseal, American Wild Ginseng, Black Cohosh, Passion Flower, Slippery Elm Bark, Witch Hazel and Missouri Snake Root. The botanical raw materials sold by Wilcox are used in the manufacture of herbal extracts or the production of botanical powders, both of which are sold to manufacturers of dietary supplements. In fiscal 1999, approximately 47% of Wilcox sales were made to ZBI. The next largest customer accounted for 8% of 1999 sales. Approximately 60% of Wilcox annual sales are made pursuant to annual contracts with customers.

SOURCES AND AVAILABILITY OF RAW MATERIALS

Historically, the Company has purchased its needed raw materials through a variety of sources. It is expected that all future raw materials will be sourced and purchased through the Contributed Subsidiaries.

ZetaPharm has primarily imported the products that it sells.
ZetaPharm suppliers are primarily located in Europe, China, India, and South America.

Since 1990, a substantial portion of the standardized herbal extracts sold by ZBE have been manufactured by Martin Bauer, GmbH, a German extract manufacturer. ZBE believes that it supplied approximately 10% of the standardized herbal extracts sold to manufacturers in the United States of dietary supplements in 1999. A contract manufacturer located in the United States has manufactured non-standardized herbal extracts for ZBE.

Botanical raw materials which are wild gathered in the United States are purchased by Wilcox at buying stations located in North Carolina, Florida, Kentucky and Missouri. Wilcox purchases the botanical raw materials from the collectors of such raw materials. Since more than 80% of the botanical raw materials purchased by Wilcox are wild gathered, production is dependent on the price of the product, growing conditions and available habitat. Wilcox has approximately 1,000 acres of botanical raw materials under contract cultivation in the United States, Canada and Costa Rica, of which approximately 300 acres are leased to Wilcox. Wilcox leases four acres in Boone, North Carolina, where it conducts botanical cultivation experimentation.

Because of the experience of Wilcox as a purchaser of botanical raw materials and as a cultivator of botanicals, Wilcox will provide additional sources, worldwide, from which Hauser may obtain the botanical raw materials required for the manufacturing of herbal extracts.

Since herbal extracts are derived from botanical raw materials, a substantial portion of which are collected in the wild, the ability to locate such products and purchase them at competitive prices plays a significant, if not determinative, role in the capability of a manufacturer to produce herbal extracts. The continued growth of the herbal extract market will increase the competition for the purchase of botanical products and could increase the price of such products. Adverse growing conditions, loss of habitat, plant disease and international political conditions can also reduce the amount of botanical raw materials, which are available to manufacturers of extracts.

TRADE SECRETS, PATENTS, AND TRADEMARKS

Proprietary protection for the Company's technology and body of knowledge is extremely important to Hauser's business. The Company relies on patents, trade secrets and confidentiality agreements, as well as continuing technological innovation, to develop and maintain its competitive position. Management believes the Company has established a distinct competitive advantage with its proprietary technologies and sophisticated knowledge of the extraction and purification of natural products. This expertise enables the Company to produce certain products that management believes could not be duplicated without the use of the Company's technologies.

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

For example, the Company's Dynamic Liquid/Solid Extraction[Service Mark] ("DL/SE[Service Mark]") isolation process, typically the first step, is particularly effective at producing liquid extracts from solid natural materials, such as roots, bark, seeds and leaves. Relative to conventional methods, DL/SE[Service Mark] produces a more highly concentrated extract that can be valuable in itself as a product, or alternatively, can simplify the subsequent steps required to isolate an enriched extract or purified natural chemical.

DL/SE[Service Mark] can capture a broader range of components, such as the top notes of pepper, which improves the quality of the final product. Top notes are the highly volatile chemical components of an extract, such as a flavor, which can easily evaporate, the loss of which reduces the quality or character of the flavor. The Company's process also ensures that the level of the marker compound in a specific herbal product is representative of the botanical natural ratio of all compounds.

The Company's purification process, Liquid Liquid
Focusing[Service Mark] ("LLF[Service Mark]") is highly versatile and can be used in place of more costly chromatography methods. It is often the method of choice as the second step in a process.

In addition to patents, the Company protects its proprietary technology and knowledge through established security practices and confidentiality agreements with employees, consultants, strategic industry participants, and technical advisors. Few individuals within the Company possess a full working knowledge of these processes, although a somewhat larger number of key employees and several former employees have some working knowledge of various aspects and applications of these processes. Joint development agreements and consultant relationships generally allow only limited access to Company information, which is protected through confidentiality agreements with the parties involved.

There can be no assurance that confidentiality agreements or other procedures will provide meaningful protection for the Company's trade secrets in the event of unauthorized use or disclosure of such information. The Company vigorously protects its trade secrets.

Since the Company is continually improving its processes and developing additional technological knowledge relating to the extraction and purification of natural products, management believes that the loss of trade secret or confidential status of some portions of its technology or processes would not adversely affect the Company.

Patents: Hauser patents technology when appropriate to obtain long-term protection. The Company owns patents for proprietary chemical substances, composition of matter, and manufacturing processes.

Trademarks and Servicemarks: The Company has several trademarks and servicemarks either registered or pending, including Certified Assay[Trademark],
StabilEnhance[Registered Trademark],
NatureEnhance[Trademark], RoseOx[Registered Trademark],
RoseOx660[Registered  Trademark], Carnosic Acid
Cascade[Trademark], Delivering What Nature
Intended[Trademark], Natural Ratio[Trademark],
Collagenex[Trademark], and  TT550[Trademark]. The servicemarks
"Hauser" and "Shuster" have been  registered by the Company.
During fiscal 1998, Shuster registered the  trademark
TAQA[Trademark] for its Technically Advanced Quality
Assurance[Trademark] program.

SEASONAL ASPECTS OF THE COMPANY'S BUSINESS

The natural flavor extracts provided by the Company are primarily used for summer beverages.

The Contributed Subsidiaries strongest selling season has been the months of January through March. While the Contributed Subsidiaries purchase inventory throughout the year, a substantial portion of the inventory requirements are purchased during the harvest seasons of botanical raw materials which begins in August and concludes in December. As a result, inventory and short-term debt are substantially higher in the second and third quarters.

BACKLOG

Refer to customer backlog information in Management's
Discussion and Analysis  of Financial Condition and Results of
Operations

Significance of Dependence Upon a Few Customers

ZBE sells standardized herbal extracts to more than 180 customers and no customer accounts for more than 17% of the annual standardized herbal extract sales. ZBE sells non-standardized herbal extracts to more than 90 customers.
Currently, one customer accounts for approximately half of the non-standardized extract annual sales.

No other customer accounts for 10% of any products produced, or services performed, by the Company.

GOVERNMENT CONTRACTS

No material portion of the Company's and Contributed
Subsidiaries' business is subject to renegotiation of profits or termination of contracts at the election of the government.

CUSTOMERS AND COMPETITION

Herbal Extracts - Standardized herbal extract products are purchased from a small number of large suppliers, located primarily in North America, Europe and China. European competition includes Indena Pharmaceuticals, Martin Bauer and Euromed. These competitors sell bulk products, manufactured in Europe, directly or through agents or partners in the United States. Hauser expects that Martin Bauer, GmbH will compete with the Company in the sale of herbal extracts to those customers of ZBE, which previously purchased products manufactured by Martin Bauer. United States companies selling herbal extracts include PureWorld, Folexco and Triarco. Management believes that the Company's expertise in the production of products from natural sources and its extensive regulatory experience, combined with the expertise of the Contributed Subsidiaries, will permit the Company to effectively compete in the sale of herbal extracts to manufacturers of dietary supplements.
Natural Food Ingredients - Competition for the company's StabilEnhance[Registered Trademark] brand is found in synthetic antioxidants such as BHT and BHA, and natural extracts such as tocopherols (vitamin E) and other rosemary extracts presently on the market. Management believes that the product performance of its StabilEnhance[Registered Trademark] line will make it competitive against both synthetic and natural products in this market.

Technical Services

The market for technical services in the United States is large, diverse and highly fragmented. The Company competes with a number of companies depending on the specific type of services provided. Competition is based primarily on quality and service.

The Company's competitive position depends on its ability to attract and retain scientific and other personnel and its ability to maintain the proprietary nature of its technologies.

Wilcox and ZetaPharm

Wilcox is the largest purchaser of botanical raw materials wild gathered in the United States. The major competitors of Wilcox for botanical raw materials wild gathered in the United States are McAndrews and Forbes Company ("MAFCO"), and Plantation Botanicals, Inc.

In the sale of its products, ZetaPharm competes with major pharmaceutical companies, major manufacturers of food supplements and excipients and other distributors of such products. ZetaPharm competes on the basis of service, product quality and price.

RESEARCH AND DEVELOPMENT

Research and development efforts are generally devoted to five principal areas: (1) development of new technology; (2) application of the Company's processing technology to new products; (3) improvement of existing processes; (4) semi-synthetic preparation of existing and new biologically active compounds; and (5) development of viable alternate raw materials for natural products extraction and purification. Efforts in these areas have generated products, such as the rosemary antioxidants and TT550[Trademark].

Hauser also offers consultation and contract research and development in the areas of product purification and isolation, product development, and process development and optimization. The Company is currently active in supporting the drug discovery and drug development efforts of the pharmaceutical customers. The Company also provides contract research and development for customers in the flavors and cosmetic industries. Management believes that such endeavors could provide Hauser with future manufacturing opportunities.

The Company's internally funded research and development expenditures were approximately $1,600,000, $2,200,000, and $2,200,000, respectively during fiscal years 1999, 1998, and 1997. During fiscal 1999, 1998 and 1997 customer-sponsored research and development costs were approximately $1,633,635, $2,530,000, and $760,000, respectively.

The Company intends to continue actively pursuing research and development efforts and these costs may increase in future periods.

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

The FDA, the EPA, the Departments of the Interior and Agriculture and other governmental agencies may in the future change existing regulations or adopt additional regulations that may affect the Company's ability to acquire necessary raw materials, to manufacture herbal extracts, or to develop or manufacture new products. Failure to comply with applicable laws, regulations and permits can result in injunctive actions, product seizures, damages and civil and criminal penalties. If the Company expands or changes its existing operations or proposes any new operations, it may be required to obtain additional or amended permits or authorizations.

The Company is also subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act, and other federal, state, and local statutes and regulations. The Company believes it is in compliance with all applicable laws.

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

FDA Regulations:

Herbal Extracts: Herbal extract products are "Dietary
Supplements" as defined by the Dietary Supplement Health and Education Act ("DSHEA") and are governed by DSHEA.

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

PRODUCT LIABILITY INSURANCE

The sale of the Company's products include an inherent risk that product liability claims may be asserted against the Company. The pharmaceutical industry has experienced increasing difficulty maintaining product liability insurance coverage at reasonable levels, and substantial increases in insurance premium costs have rendered coverage economically impractical in many cases. The Company maintains product liability coverage in an amount that management considers to be prudent. There can be no assurance that the Company will be able to maintain product liability insurance on acceptable terms or that such insurance will provide adequate coverage against potential claims. While the Company has not experienced any product liability claims, if such claims should arise in the future, the Company's business and prospects could be adversely affected.

EMPLOYEES

As of April 30, 1999, the Company employed 355 regular full-time employees.

Hauser has 39 employees involved with administrative, financial and marketing functions, 92 involved in Technical
Services, 109 involved in manufacturing and sourcing of natural products, and 12 employees involved with research and development efforts.

Shuster employs 36 people in administration, financial and marketing functions, and 67 in Technical Services.

ZBE sells herbal extracts through its sales force consisting of 11 employees.

ZetaPharm has 21 employees. Ten are engaged in sales, 6 are engaged in customer service, and the balance are engaged in administration.

Wilcox has approximately 27 employees. Seven are engaged in purchasing of botanical raw materials; 2 are engaged in the sale of botanical raw materials; 2 are engaged in cultivation; and the balance is engaged in processing, warehousing and administration.

Item 2.  Properties
The location and general description properties owned or leased by the Company are as follows:

                                                                Area/Facility            Owned or Leased:
                                                                Square                   If Leased,
Location               Type of Facility                         Footage                  Expiration Year
Airport Boulevard      Manufacturing and laboratory facilities
Boulder, CO            executive and administrative offices     25,298                   Leased; 2001

Nautilus Court South
Boulder, CO            Manufacturing and laboratory facilities  26,426                   Owned

Longmont, CO           Manufacturing and warehouse facilities   32,052                   Owned
                       administrative office

Clear Creek, CO        Technical services                       18,000                   Leased; 2001

Quincy, MA             Laboratory and storage facilities        35,423                   Leased; 2000
                       executive and administrative offices

Smyrna, GA             Laboratory facilities executive and       9,350                   Leased;currently
                       administrative offices                                            renegotiating term

New York, NY           Executive and sales offices               3,300                   Leased; 2000

Boone, NC              Warehouse facility executive and         17,900                   Leased; 2003
                       administrative offices

Eolia, MO                                                       28,162                   Owned

The Company also leases additional warehouse space in North
Carolina, Florida, Kentucky and Missouri. The Company believes that its active facilities are in good repair and are suitable for its needs in the foreseeable future.

Item 3.  Legal Proceedings
None.

Item 4.  Submission of Matters to a Vote of Security Holders
There were no matters submitted to a shareholder vote during the fourth quarter of the fiscal year ended April 30, 1999.

On June 11, 1999 the shareholders voted to approve (1) the Agreement and Plan of the Merger among Hauser, ZGNA, ZBI and certain other parties, and (2) issuance to ZGNA and ZBI of shares of Common Stock of Hauser representing 49% of the issued and outstanding shares after giving effect to such issuance, subject to adjustment under certain circumstances.

PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

The Company's Common Stock is traded in the over-the-counter market on the NASDAQ National Market System under the symbol HAUS. The quotations presented below reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. The following table sets forth for the periods indicated, the high and low closing bid quotations for the Common Stock as adjusted for the one-for-four reverse stock split approved by shareholders on June 11, 1999:

                              Year Ended April 30,

                          1999                  1998
                   High Bid  Low Bid     High Bid   Low Bid
First Quarter      $33.75    $21.75      $29.52     $21.52
Second Quarter      25.75     11.25       29.52      23.00
Third Quarter       20.50     12.00       30.32      21.52
Fourth Quarter      15.75      6.00       36.00      23.52


As of April 30, 1999, there were approximately 561 holders of record of the Company's Common Stock, which numbers do not reflect stockholders who beneficially own Common Stock held in nominee or street name.

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

Item 6.  Selected Financial Data
The following is a summary of selected financial data which the Company believes highlights trends in its financial condition and results of operations. The data is as of and for the Company's fiscal years ended April 30, 1999, 1998, 1997, 1996, and 1995.

                                                             Year Ended April
                                              1999           1998           1997           1996           1995
Statement of Operations Data:
Revenues:
  Natural product processing                  $ 13,826,862   $ 13,674,832   $  6,308,221   $  2,642,481   $  1,530,031
  Technical services                            17,220,146     14,507,424      9,034,787      9,315,672      3,796,559
  Pharmaceuticals                                5,218,413      3,855,272      9,882,758      5,481,279      9,930,085
    Total revenues                              36,265,421     32,037,528     25,225,766     17,439,432     15,256,675
Cost of revenues                                48,699,253     24,541,003     20,702,086     18,459,170     12,580,463
Gross profit (loss)                            (12,433,832)     7,496,525      4,523,680     (1,019,738)     2,676,212
Operating expenses                              16,874,341     12,142,067     10,565,076      9,562,314      7,686,276
Loss from operations                           (29,308,173)    (4,645,542)    (6,041,396)   (10,582,052)    (5,010,064)
Other income (expense):
  Interest and other income                        153,987        315,280        528,424      1,047,734      1,857,406
  Interest expense                                (581,920)       (44,931)       (18,947)       (40,738)       (42,667)
  Gain (loss) from investments                         -          361,461            -       (1,000,000)           -
    Total other income (expense)                  (427,933)       631,810        509,477          6,996      1,814,739
Loss from continuing operations before
  provision for income taxes                   (29,736,106)    (4,013,732)    (5,531,919)   (10,575,056)    (3,195,325)
Benefit for income taxes                               -          879,723      1,628,993      4,134,812      1,246,666
Loss from continuing operations                (29,736,106)    (3,134,009)    (3,902,926)    (6,440,244)    (1,948,659)
Loss from discontinued operations                      -              -       (2,628,610)    (1,296,092)      (748,491)
Net loss                                      $(29,736,106)  $ (3,134,009)  $ (6,531,536)   $(7,736,336)  $ (2,697,150)
Loss per share from continuing
    operations-basic and diluted              $     (11.36)  $      (1.20)  $      (1.50)  $      (2.49)  $      (0.74)
Loss per share from discontinued
    operations-basic and diluted                        -              -           (1.01)         (0.50)         (0.29)
Loss per share basic and diluted              $     (11.36)  $      (1.20)  $      (2.51)  $      (2.99)  $      (1.03)
Weighted average number of shares outstanding    2,617,166      2,609,950      2,597,278      2,583,542      2,619,636

                                                                                       As of April 30,

                                              1999           1998           1997           1996           1995
Balance Sheet Data:
Working capital                               $ 10,715,970   $ 16,671,596   $ 21,162,501   $ 32,054,242   $ 34,403,946
Property and equipment, net                     16,571,066     22,344,618     23,186,057     24,605,560     25,128,717
Total assets                                    49,903,537     68,293,581     66,797,878     74,410,380     82,575,167
Long-term debt                                     486,596        692,733        121,764        130,271        111,078
Stockholders' equity                            30,835,851     60,553,700     63,691,554     70,183,619     77,391,459

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

OVERVIEW

Pursuant to an Agreement and Plan of Merger dated December 8, 1998 (the "Merger Agreement"), the Company completed a merger on June 11, 1999, with three subsidiaries of ZGNA and ZBI. Two subsidiaries of ZGNA, Wilcox and ZetaPharm, and one subsidiary of ZBI, ZBE merged with three wholly-owned subsidiaries of the Company which were created for the purpose of the Merger. The Contributed Subsidiaries were the surviving corporations and became wholly-owned subsidiaries of the Company as a result of the Merger.

At the closing of the Merger, the Company issued 2,515,349 shares of its common stock to ZGNA and ZBI, which constituted 49% of the outstanding shares. After the closing, the Company's existing officers and public shareholders own 51.0% of the combined company, while ZGNA owns 49.0%. The number of shares that were issued to ZGNA is subject to downward adjustment under certain circumstances. Subsequent to the Merger, the Company effected a one-for-four reverse stock split. The reverse stock split was implemented in order to satisfy NASDAQ's listing requirements. All share and per share information has been adjusted for the reverse stock split.

In connection with the Merger, Wells Fargo Bank, N.A. provided a $35.0 million line of credit and a $10.0 million fixed asset line in support of the merged companies. As part of the Merger, the Company assumed approximately $21.0 million of the Contributed Subsidiaries bank debt. The loans are collateralized by all of the Company's assets including its shares of the Contributed Subsidiaries.

Hauser's total revenues for fiscal year 1999 were $36,265,421, a 13% increase over revenues of $32,037,528 in fiscal 1998. Net loss for the year ended April 30, 1999, was $(29,736,106) as compared to a net loss of $(3,134,009) for fiscal 1998. Net loss for fiscal 1999 included a one-time charge of $25.6 million taken in the third quarter ended January 31, 1999, for the write-down of paclitaxel inventory and other related assets. Excluding this one-time write-down, the net loss would have been $(4,136,106).

Below is a table that summarizes the Company's results of operations, including the one-time charge of $25.6 million taken in the quarter ended January 31, 1999, as a percentage of total revenues.

                                               Percent of Revenues           Percent change
                                               Year Ended April 30,          Year Ended April 30,
                                               1999      1998      1997      1999      1998
Revenues:
Natural products                               38.1%     42.7%     25.0%     1.1%      116.8%
Technical services                             47.5%     45.3%     35.8%     18.7%     60.5%
Paclitaxel                                     14.4%     12.0%     39.2%     35.4%     (61.0)%
Total revenues                                 100.0%    100.0%    100.0%    13.2%     27.0%
Gross profit (loss)                            (34.3)%   23.4%     17.9%     (265.9)%  65.7%
Research & development                         4.4%      7.0%      8.9%      (28.5)%   (0.5)%
Sales and marketing                            7.5%      7.5%      6.4%      14.3%     47.6%
General and administrative                     18.3%     18.8%     26.5%     10.4%     (10.2)%
Product warranty                               ---%      4.7%      ---%      (100.0)%  ---%
Write-off of assets                            16.3%     ---%      ---%      ---%      ---%
Loss from operations                           (80.8)%   (14.5)%   (23.90)%  (530.9)%  23.1%
Loss from continuing operations before taxes   (82.0)%   (12.5)%   (21.9)%   (640.9)%  27.4%
Loss from continuing operations                (82.0)%    (9.8)%   (15.5)%   (848.8)%  19.7%
Loss from discontinuing operations             ---%      ---%      (10.4)%   ---%      (100.0)%
Net loss                                       (82.0)%   (9.8)%    (25.9)%   (848.8)%  52.0%

Below is a table that summarizes the Company's results of operations, as a percentage of total revenues excluding the effects of pharmaceutical activities.

                                                 Percent of Revenues    Percent change
                                                 Year Ended April 30,   Year Ended April 30,
                                                 1999                   1999
Revenues:
Natural products                                   44.5%                    1.1%
Technical services                                 55.5%                   18.7%
Total revenues                                    100.0%                   10.3%
Gross profit (loss)                                19.1%                 (12.0)%
Research & development                              5.1%                 (28.5)%
Sales and marketing                                 8.8%                   14.3%
General and administrative                         21.4%                   10.4%
Product warranty                                    ---%                (100.0)%
Loss from operations                             (16.2)%                  (6.6)%
Loss from continuing operations before taxes     (17.6)%                 (14.7)%
Loss from continuing operations                  (17.6)%                 (40.7)%
Net loss                                         (17.6)%                 (40.7)%


The 1999 increases in revenue were the result of the Company's efforts to increase its presence in the herbal supplement market, and expand its strength in providing technical services to clients. Sales of NaturEnhance[Trademark] natural products, which include herbal extracts, flavors and food ingredients, increased 1% over the prior year. Revenues from technical services increased almost 19% over the prior year. Pharmaceutical revenues increased as a result of the Company's announcement of the termination of future production of paclitaxel. Subsequent to the announcement, increased demand for current inventories on-hand resulted in increased revenues generated through the sale of paclitaxel in the current year. Such sales are not expected to continue past fiscal 2000.

The Company was not profitable in fiscal 1999, nor in fiscal 1998 or 1997. With the completion of the Merger, Management has completed operating plans for fiscal 2000, and believes that the Company can regain profitability in the new fiscal year, based upon achieving certain sales goals and the continuation of cost controls; however, there can be no assurance of when profitability will again be realized.

DISCONTINUED ACTIVITIES

Prior to the Merger, in the third quarter fiscal 1999, the Company discontinued its pharmaceutical activities. In the quarter ended January 31, 1999, the Company incurred a one-time charge to earnings of $25.6 million. The change and the results of pharmaceutical activities have been included in the continuing operations because pharmaceutical activities did not constitute a separate business segment of the Company. In February 1999, the Company signed a contract for the sale of its pharmaceutical inventory as part of the planned closure of the pharmaceutical business. The purchase agreement will gross approximately $9.5 million to the Company over the first six to nine months of fiscal 2000 and is contingent upon the Company delivering the product in final form within agreed upon specifications. The Company has negotiated settlement of its yew tree cultivation agreements and termination of a multi-year non-exclusive agreement to supply pharmaceutical to a customer. These agreements are contingent upon contractual performance by third parties assuming Hauser's obligations under these settlement agreements. The Company anticipates completion of its exit of the pharmaceutical business by January 31, 2000.

On October 11, 1996, the Company sold substantially all of the net assets of its secondary forest product subsidiary, Hauser Northwest, Inc., d/b/a Ironwood Evergreens ("Ironwood"). Revenues for Ironwood were $2,670,389 in the year ended April 30, 1997. The results for fiscal 1997 include a non- recurring charge for the divestiture of Ironwood. The Company received cash of $250,000, a promissory note of $150,000 and a basic earnout of no more than $550,000. The earnout is based upon 75% of the buyer's net cash flow, if any derived from the business for the four-year period ending December 31, 2000. An additional earnout of 5% of the excess (if any) of net cash flow over the projected net cash flow in the buyer's five-year plan is available to the Company. The maximum additional earnout is $400,000. The Company has not earned any amounts available under either the basic or additional earnout arrangements. The operations and disposal of Ironwood have been reflected in discontinued operations because the secondary forest products activities represented a separate business segment of the Company.

RESULTS OF CONTINUING ACTIVITIES:

REVENUES. A breakout of the Company's revenues by product and service groupings for its continuing activities is as follows:

                                          Year ended April 30,
                                    1999          1998          1997
Natural products (includes herbal
 extracts, natural flavor extracts
 and food ingredients)              $13,826,862   $13,674,832   $ 6,308,221

Technical services (includes Hauser
 and Shuster Laboratories)           17,220,146    14,507,424     9,034,787

Total revenues from continuing
  activities                        $31,047,008   $28,182,256   $15,343,008


Increases in fiscal 1999 and 1998 were the result of increases in both the natural products and technical services categories. Revenues from continuing activities in fiscal 1999 increased 10% to $31,047,008 from $28,182,256 in fiscal 1998.
Revenues from continuing activities increased 84% in fiscal 1998 as compared to fiscal 1997.

Natural Products:
Natural product revenues increased 1% in fiscal 1999 to $13,826,862 from $13,674,832 in fiscal 1998. The insignificant growth in this category can be attributed primarily to moderate industry growth, offset by customer efforts to manage inventory levels more tightly.

Natural product revenues increased approximately 117% in fiscal 1998 to $13,674,832 from $6,308,221 in fiscal 1997.
The increase is primarily attributable to success in selling herbal extracts as sales of these products increased from $4,533,350 in fiscal 1997 to $12,531,190 in fiscal 1998, an increase of 176%.

Technical Services:
Technical services revenues of $17,220,146 in fiscal 1999 increased by approximately 19% from $14,507,424 in fiscal 1998, and increased approximately 61% in fiscal 1998 from $9,034,787 in fiscal 1997. These increases were due primarily to the Company's concentrated efforts to increase the number of projects related to custom synthesis and natural product isolation in the pharmaceuticals industry.

GROSS PROFIT (LOSS). Gross margin for the natural products industry segment in fiscal 1999 was 10% of total revenues compared to 17% in fiscal 1998 and (20%) in fiscal 1997. The decline in fiscal 1999 is due primarily to increased competitive pressures and changes in product mix. Additionally, overhead costs increased in an effort to expand plant capacity, in order to meet planned sales levels on certain products. The gross margin loss in 1997 reflects that the Company had only recently entered the herbal extract manufacturing business, and accordingly, manufacturing processes were still being defined. The margin improved significantly in fiscal 1998 as the Company gained more experience in these products.

Gross margin for technical services decreased in fiscal 1999 to 27% as compared to 30% in fiscal 1998 and 14% in fiscal 1997. The decrease in 1999 is due to increased overhead costs which were not supported by revenue generating projects. The increase in fiscal 1998 was the result of more projects related to drug development and natural product formulations that generated higher margins.

OPERATING EXPENSES. Research and development expenses were $1,593,880 in fiscal 1999 as compared to $2,229,843 in fiscal 1998 and $2,240,992 in fiscal 1997. While research and development expenses declined from fiscal 1998, the Company intends to actively continue research and development efforts, and such expenses could increase over the next year to support the growing needs of the Company.

Sales and marketing expenses in fiscal years 1999, 1998 and 1997 were $2,732,057, $2,390,602 and $1,619,937, respectively. The increase represents the Company's accelerated efforts to market new products, particularly in the areas of herbal extracts and natural food ingredients.

General and administrative expenses of $6,648,404 in fiscal 1999 increased by 10% from $6,021,622 in fiscal 1998, and decreased 10% in fiscal 1998 from $6,704,147 in fiscal 1997. During fiscal 1999, overhead costs increased in nearly all administrative functions, due primarily to added personnel costs. The decrease from fiscal 1997 to fiscal 1998 is due primarily to decreased insurance, legal and consulting fees. Additionally, during fiscal 1997, the Company incurred a charge of $345,000 in connection with the disposition of certain fixed assets.

Product warranty expense in fiscal 1998 of $1,500,000 was an estimate of anticipated costs related to a fungicide found in a product sold by the Company. The reserve related to potential product returns, re-work costs, development work required to provide methodology to remove the substance from the bulk extracts and legal and professional fees. During fiscal 1999, the issues were addressed without the necessity for additional expense accruals, or reversal of accruals provided in fiscal 1998.

During fiscal 1999, the Company recorded operating expenses of $5,900,000 in connection with a write-off of paclitaxel related assets. This write-off is part of the $25.6 million charge recorded in connection with the Company's decision to terminate production of paclitaxel, discussed earlier.

INTEREST INCOME (EXPENSE). Interest income (expense) was $(427,933) in fiscal 1999, $270,349 in fiscal 1998, and
$509,477 in fiscal 1997. The decreases in interest income and increases in interest expense are due to less capital available for investment and increased borrowing in fiscal 1999.

OTHER INVESTMENTS. The Company sold its investment in a public company and realized a gain of $361,461 in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Total cash and cash equivalents were $3,610,825 at April 30, 1999, compared to $2,081,796 at April 30, 1998. The increase is primarily due to increased borrowing on the Company's line of credit of $4,500,000, offset by additions of property and equipment of $1,907,986. Cash used in operating activities of $20,420 had an insignificant impact on cash flow. As of April 30, 1999, the Company had a revolving line of credit totaling $8,850,000 which expires on June 30, 2000. As of April 30, 1999, $6,000,000 had been borrowed against the line. As of April 30, 1999, the Company was not in compliance with a financial covenant to report profitability in the fourth quarter of fiscal 1999. The Company has obtained a waiver from the bank for this covenant as of April 30, 1999. This line of credit along with a lease credit line with a bank, were repaid as part of the Merger and related financing in June 1999. In connection with the termination of these lines-of-credit, restricted cash of $567,032 as of April 30, 1999, will be available for general corporate purposes.

Subsequent to the Merger, the Company has obtained financing from Wells Fargo Bank, NA to provide an aggregate amount of $45,000,000, to be guaranteed by each of its subsidiaries: a revolving line of credit up to $35,000,000 for general working capital maturing two years after the loan closing, and a $10,000,000 non-revolving term commitment for financing the acquisition of fixed assets with a draw down period of two years and a maturity date five years following the loan closing (collectively, the "Credit Facility"). The Company has also assumed approximately $22 million of the Contributed Subsidiaries' bank debt.

The Credit Facility includes a $1,000,000 sublimit for the issuance of commercial letters of credit up to 150 days in term. The advance rates for the revolving facility are 80% of eligible accounts receivable and 50% of eligible inventory. Inventory collateral for loan purposes may not exceed $20,000,000.

For the revolving loan, the interest rate is the Bank's prime-rate minus .75% or the Bank's quoted LIBOR plus 1.5% per annum. For the term loan fixed asset facility, the interest rate is the Bank's prime rate minus .5% or the Bank's quoted LIBOR plus 1.75% per annum, or on an unspecified fixed rate basis. A commitment fee will be charged of .25% per annum on the unused portion of the term loan fixed asset commitment.

The Credit Facility is secured by all of the Company's assets. Additionally, the Credit Facility contains affirmative and negative covenants, including certain financial covenants. Management believes that current cash reserves, the new Credit Facility and funds generated from earnings are sufficient to meet the Company's liquidity needs within the next twelve months and on a long-term basis.

WORKING CAPITAL. Working capital as of April 30, 1999 was $10,715,970 as compared to $16,671,596 as of April 30, 1998.
The decrease is primarily attributable to an increase in debt of $4,500,000 required to finance deposits and purchases of property and equipment.

PROPERTY AND EQUIPMENT. Purchases of property and equipment in fiscal 1999 totaled $1,907,986. This was primarily the result of improvements to manufacturing equipment for the production of herbal extracts and food ingredient products. The Company expects capital expenditures to be approximately $10,000,000 in fiscal 2000 for additional manufacturing equipment improvements, and expects to fund these expenditures through the $10 million fixed asset line, described above.

INCOME TAXES. The Company has a net deferred tax asset of $14,782,167 that has been reduced by a valuation allowance of $11,825,674 as of April 30, 1999. Included in deferred tax assets at April 30, 1999, are federal net operating loss carry forwards of approximately $24.8 million, income tax credits of approximately $544,000 and alternative minimum tax credits of approximately $1.4 million. Realization is dependent on generating sufficient taxable income or realization of future taxable temporary difference prior to expiration of the carry forwards. Although, realization is not assured, management believes it is more likely than not the recorded net deferred tax asset will be realized.

During fiscal 1999, the Company increased its valuation allowance by $11,202,394 due to uncertainty regarding the realizability of the tax assets generated during fiscal 1999. In assessing the amount of its net deferred tax assets considered realizable, management has considered the following factors: (1) taxable income projected within the next twenty-four months; (2) the expiration dates of its net operating loss and tax credit carryovers; and (3) tax planning strategies which would allow Hauser to generate significant taxable income from existing assets (including possible sale-leaseback scenarios for its land, property and equipment held fee simple). The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income do not materialize.

BACKLOG. Backlog of unfilled sales orders was $1,590,302 of as April 30, 1999, compared to $2,974,817 as of April 30, 1998.
Backlog consists of unfilled sales orders for herbal extracts and flavors products.

Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of changes in United States interest rates. These exposures are directly related to the Company's fixed and variable rate borrowings used to fund its operations. Historically and as of April 30, 1999, the Company has not used derivative instruments or engaged in hedging activities.

The interest payable on the Company's revolving line of credit is variable based on the prime rate and, is therefore, affected by changes in market interest rates. At April 30, 1999, approximately $6 million was outstanding with an interest rate of 9.25% (prime plus 0.75%). The line of credit is cancelable upon 30 days notice by the lender and, should such a cancellation occur, or the Company's liquidity needs exceed amounts available under this line of credit, the interest rate applicable to replacement credit facilities might be significantly higher. For example, if the interest rate on the Company's line of credit had been twice the rates in effect for its year ended April 30, 1999, the Company would have incurred additional interest expense of approximately $425,000 for the year, with an associated $.16 increase in the share loss for that year. Therefore, the Company's exposure to changes in interest rates will be significant until such time as its operation results permit it greater access to other lenders and lending instruments on terms equivalent or superior to those available under its current lending agreement.

Year 2000 COMPLIANCE:

Hauser is preparing its systems and applications for the year 2000 ("Y2K"). The issue the Company's Y2K program addresses is the use of two-digit instead of four-digit year fields in computer systems. If the computer systems cannot distinguish between the year 1900 and the year 2000, system failures or other computer errors could result. The potential for failures and errors spans all aspects of the Company's business, including computer systems, voice and data networks, and building infrastructures. The Company is also faced with addressing its interdependencies with suppliers and major customers, which all face the same problem.

The Company recognizes the importance of readiness for Y2K and has given it high priority. The Company created a corporate-wide Y2K team to represent all company business and staff units. The team was headed by the Company's Director of Information Technology. The team's objective was to ensure an uninterrupted transition to the year 2000 by assessing, testing and modifying information technology ("IT") and non-IT systems so that (a) they would perform as intended, regardless of the date (before, during and after December 31, 1999), and (b) dates could be processed (before, during and after December 31, 1999 and including February 29, 2000) with expected results ("Year 2000 Compliant").

The scope of the Y2K compliance effort includes (i) information technology (IT) such as software and hardware;
(ii) non-IT systems or embedded technology such as micro-controllers contained in various manufacturing and laboratory equipment; environmental and safety systems, facilities and utilities, and (iii) the readiness of key third parties, including suppliers and customers.

The Y2K project team has taken an inventory of IT and non-IT systems that might malfunction or fail as a result of using only the last two digits to indicate the year. The project team categorized the potential date component failures into three categories: "Vital" (stops the business operation and no short-term solution is available); "Critical" (inconvenient to the business operation and a short-term solution is available); and "Marginal" (inconsequential to the business operation).

IT Systems - The Company is using both internal and external resources to remediate and test millions of lines of application software code. As of April 30, 1999, approximately 95 percent of the core IT systems (e.g., general ledger, payroll, procurement, and order management) that were deemed "Vital" or "Critical" are Year 2000
Compliant.

Non-IT Systems - The Company has manufacturing and laboratory locations with varying degrees of non-IT systems (such as programmable logic controllers, gauging guidance and adjustment systems, and testing equipment). Assessment and testing of non-IT systems for Y2K compliance has proven much more difficult than assessing compliance of IT systems because testing of non-IT systems often requires shutdown of operations.

As a result, the Company has approached assessment and testing of non-IT systems that are common to many of the Company's facilities by (i) contacting the suppliers of these non-IT systems and obtaining statements that the systems are Y2K Compliant, and (ii) testing components of non-IT systems when they are shut down for normal maintenance. The Company has also tested manufacturing lines and tested non-IT systems at the Company's several facilities. These tests demonstrate that "time interval" instead of "dates" are used primarily in these non-IT systems and support the Company's belief that potential disruption of such systems due to the Y2K issue should be minimal.

Third Parties - In addition to internal Y2K IT and non-IT remediation activities, the Company is in contact with key suppliers and with customers to minimize potential disruptions in the relationships between the Company and these important third parties related to the Y2K issue. The Company has also categorized supplies purchased from vendors into three categories: "Vital" (disruption of supply stops the business operation and no short-term solution is available); "Critical" (disruption of supply is inconvenient to the business operation and a short-term solution is available); and "Marginal" (disruption of supply is inconsequential to the business operation). The Company has focused its efforts on those vendors that supply goods or services deemed "Vital" to the Company's business. All vendors categorized as "Vital" or "Critical" have responded confirming that they are fully Y2K Compliant, or will have completed compliance preparations prior to September 30, 1999. While the Company cannot guarantee compliance by third parties, the Company is developing contingency plans with its key suppliers that include availability of appropriate inventories of supplies in the event the supplier is not Y2K Compliant.

Contingency Planning - The Company is preparing contingency plans specifying what the Company will do if failures occur in IT and non-IT systems, or if important third parties are not Y2K Compliant. The Company expects to finalize contingency plans company-wide by August 1, 1999 for its IT and non-IT systems, and by that same date for its key suppliers.

Costs - From the project inception through April 30, 1999, the Company has spent $300,000 out of a total estimate of approximately $360,000 related to Y2K readiness. These costs include the costs incurred for external consultants and professional advisors and the costs for software and hardware. The Company's process for tracking internal costs does not capture all of the costs incurred for each of the employees working on the Y2K project. Such internal costs are principally the related payroll costs for its information technology group and other employees who worked on the Y2K project. The Company is expensing as incurred all costs related to the assessment and remediation of the Y2K issue. These costs are being funded through operating cash flows.

Risk Assessment - The Company's current estimates of the time and costs necessary to remediate and test its computer systems are based on the facts and circumstances existing at this time. The estimates were made using assumptions of future events including the continued availability of certain resources, such as skilled IT personnel and electrical power, Y2K modification plans, implementation success by key third-parties, and other factors. New developments could affect the Company's estimates of the amount of time and costs needed to modify and test its IT and non-IT systems for Y2K compliance. These developments include, but are not limited to: (i) the availability and cost of personnel trained in this area; (ii) the ability to locate and correct all relevant codes in both IT and non-IT systems; (iii) unanticipated failures in IT and non-IT systems; and (iv) the planning and Y2K compliance success that key customers and suppliers attain.

The Company cannot determine the impact of these potential developments on the current estimate of probable total cost of making its IT and non-IT systems Y2K Compliant. Accordingly, the Company is not able to estimate possible future costs beyond the current estimates. As new developments occur, these cost estimates may be revised to reflect the impact of these developments on the costs to the Company of making its IT and non-IT systems Y2K Compliant. Such cost revisions could have a material adverse impact on the Company's net income in the quarterly period in which they are recorded. Although the Company considers it unlikely, such revisions could also have a material effect on the consolidated financial position or annual results of operations of the Company.

The failure to correct a material Y2K problem could result in an interruption in, or failure of, normal business activities
or operations.   There is inherent uncertainty regarding the
Y2K problem, in part resulting from the uncertainty of the Y2K readiness of third-party suppliers and customers. Therefore, the company is unable to predict with certainty whether the consequences of Y2K failures will have a material impact on the company's results of operations, liquidity or financial condition. The Y2K Project is expected to significantly reduce the company's level of uncertainty about the Y2K problem, in particular, with respect to the Y2K compliance and readiness of its third-party suppliers. The company believes that the possibility of significant interruptions of normal operations should be significantly reduced by the implementation of upgraded business systems and the completion of the Y2K project as scheduled.

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

April 30, 1999, 1998 and 1997                             F-2

Consolidated Balance Sheets as of April 30, 1999 and 1998 F-3
Consolidated Statements of Cash Flows for the years ended

April 30, 1999, 1998 and 1997                             F-4

Consolidated Statements of Stockholders' Equity for the
years ended April 30, 1999, 1998 and 1997                 F-5

Notes to Consolidated Financial Statements for the years
ended April 30, 1999, 1998 and 1997                       F-6

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders of Hauser, Inc.:

We have audited the accompanying consolidated balance sheets of Hauser, Inc. (a Colorado Corporation) and its subsidiaries as of April 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended April 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hauser, Inc. and its subsidiaries as of April 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 1999 in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP
/s/
Denver, Colorado,
     June 14, 1999.

HAUSER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Years ended April 30,
                                                                1999            1998            1997
REVENUES:
Natural products                                                $ 13,826,862    $ 13,674,832    $  6,308,221
Technical services                                                17,220,146      14,507,424       9,034,787
Pharmaceuticals                                                    5,218,413       3,855,272       9,882,758
Total revenues                                                    36,265,421      32,037,528      25,225,766

COST OF REVENUES:
Natural products                                                  12,499,299      11,335,201       7,557,875
Technical services                                                12,612,525      10,102,016       7,766,976
Pharmaceuticals                                                    3,887,429       3,103,786       5,377,235
 Write-off of inventory                                           19,700,000             -               -
 Total cost of revenues                                           48,699,253      24,541,003      20,702,086

GROSS (LOSS) PROFIT                                              (12,433,832)      7,496,525       4,523,680

OPERATING EXPENSES:
Research and development                                           1,593,880       2,229,843       2,240,992
Sales and marketing                                                2,732,057       2,390,602       1,619,937
General and administrative                                         6,648,404       6,021,622       6,704,147
Product warranty                                                         -         1,500,000             -
Write-off of assets                                                5,900,000             -               -
  Total operating expenses                                        16,874,341      12,142,067      10,565,076

LOSS FROM OPERATIONS                                             (29,308,173)     (4,645,542)     (6,041,396)

OTHER INCOME (EXPENSE):
Interest income and other income                                      153,987        315,280         528,424
Interest expense                                                     (581,920)       (44,931)        (18,947)
Gain from sale of investment                                             -           361,461             -
  Total other (expense) income                                       (427,933)       631,810         509,477

LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAX                                              (29,736,106)     (4,013,732)     (5,531,919)

INCOME TAX BENEFIT                                                       -           879,723       1,628,993

NET LOSS FROM CONTINUING OPERATIONS                              (29,736,106)     (3,134,009)     (3,902,926)

DISCONTINUED OPERATION:
Loss from  discontinued operation, net of applicable income
  tax benefit of $0, $0, and $321,568, respectively                      -               -          (528,464)
Loss on disposal of discontinued operation, net of applicable
  income tax benefit of $0, $0 and $1,283,386, respectively              -               -        (2,100,146)

LOSS FROM DISCONTINUED OPERATION                                         -                -       (2,628,610)

NET LOSS                                                        $(29,736,106)   $ (3,134,009)   $ (6,531,536)

LOSS PER SHARE BASIC AND DILUTED:
Continuing operations                                           $     (11.36)   $      (1.20)   $      (1.52)
Discontinued operation                                          $        -      $         -     $      (1.00)
  Loss per share                                                $     (11.36)   $      (1.20)   $      (2.52)

WEIGHTED AVERAGE SHARES OUTSTANDING
   BASIC AND DILUTED                                               2,617,166       2,609,950       2,597,278

See notes to consolidated financial statements.

HAUSER, INC.
CONSOLIDATED BALANCE SHEETS

                                                                           April 30,
ASSETS                                                              1999             1998
CURRENT ASSETS:
Cash and cash equivalents                                           $  3,610,825     $ 2,081,796
Restricted cash                                                          567,032         139,346
Accounts receivable, less allowance for doubtful accounts:
1999, $158,421; 1998, $430,518                                         6,812,444       9,090,005
Inventory, at cost                                                     9,665,832      10,111,688
Inventory, at net realizable value                                     6,034,525             -
Prepaid expenses and other                                               292,808         349,570
Net deferred income tax asset                                          2,313,594       1,946,339
Total current assets                                                  29,297,060      23,718,744

PROPERTY AND EQUIPMENT:
Land and buildings                                                     7,692,252       7,635,216
Laboratory and processing equipment                                   23,972,862      31,883,787
Furniture and fixtures                                                 3,970,364       4,671,647
Total property and equipment                                          35,635,478      44,190,650
Accumulated depreciation and amortization                            (19,064,412)    (21,846,032)
Net property and equipment                                            16,571,066      22,344,618

OTHER ASSETS:
Goodwill, less accumulated amortization:
1999, $847,509; 1998, $936,670                                         1,373,471       1,961,462
Inventory, non-current                                                       -        14,787,837
Deposits                                                               1,953,041       4,013,992
Net deferred income tax asset                                            642,899       1,010,154
Other                                                                     66,000         456,774

TOTAL                                                               $ 49,903,537     $68,293,581

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                    $  2,953,559     $ 1,764,294
Current portion of long-term debt                                      6,750,342       1,911,498
Accrued salaries and benefits                                          1,347,040       1,201,201
Deposits                                                               3,807,798         670,155
Product warranty                                                             -         1,500,000
Accrued exit costs                                                     3,537,203             -
Other current liabilities                                                185,148             -
Total current liabilities                                             18,581,090       7,047,148

LONG-TERM DEBT                                                           486,596         692,733

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; 50,000,000 shares authorized;
  shares issued and outstanding:  1999, 2,618,017; 1998, 2,616,115         2,618           2,616
Additional paid-in capital                                            58,890,398      58,872,143
(Accumulated deficit) retained earnings                              (28,057,165)      1,678,941
Net stockholders' equity                                              30,835,851      60,553,700

TOTAL                                                               $ 49,903,537    $ 68,293,581

See notes to consolidated financial statements.

HAUSER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Years ended April 30,
                                                           1999           1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $(29,736,106)  $ (3,134,009)   $ (6,531,536)
Adjustments to reconcile net loss to net cash
   used in operating activities:
Depreciation and amortization                                 4,010,701      4,022,965       4,171,790
Provision for bad debts                                         111,151        235,574         105,000
Provision for excess inventories                                223,142         41,829         562,057
(Expenditure) provision for product warranty                 (1,500,000)     1,500,000             -
Provision for paclitaxel and other related assets            25,600,000            -               -
Change in accrued exit costs                                 (1,512,797)           -               -
Loss on disposal of discontinued operation                          -              -         3,383,532
Loss on disposal of assets                                          -           92,319         344,255
Gain on sales of investment                                         -         (361,461)            -
Deferred income tax benefit                                         -         (879,723)     (2,412,827)
Change in deposits and other                                 (2,581,994)    (2,535,737)     (1,139,985)
Change in assets and liabilities, net of effects from
the purchase of Shuster:
  Accounts receivable                                         2,166,410     (4,364,447)        910,073
  Income taxes receivable                                           -        1,445,046       1,220,418
  Inventories                                                (1,199,444)    (3,304,476)     (5,305,498)
  Prepaid expenses and other                                   (259,378)        56,755        (111,692)
  Accounts payable                                            1,189,265        277,795       1,036,684
  Customer deposits                                           3,137,643        470,155          25,628
  Other accrued liabilities                                     330,987         75,056        (185,331)
Net cash used in operating activities                           (20,420)    (6,362,359)     (3,927,432)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                        (1,907,986)    (2,058,167)     (2,729,671)
  Proceeds from sale of investment                                  -          458,479             -
  Purchase of Shuster's common stock, net of cash acquired          -          (63,569)            -
  Sale of Ironwood net assets                                       -              -           250,000
  Collection on note receivable                                     -          108,411             -
  Issuance of notes receivable                                      -          (60,000)            -
  Purchase of investments                                           -         (194,922)       (293,865)
  Maturity of investments                                           -          391,673       7,900,000
  Net change in restricted cash                                (427,686)      (139,346)            -
Net cash (used in) provided by investing activities          (2,335,672)    (1,557,441)      5,126,464

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in bank debt                                     4,500,000      1,500,000             -
  Proceeds from issuance of long-term debt                          -              -           274,833
  Repayments of long-term debt                                 (633,136)      (120,229)       (781,518)
  Payment of notes receivable                                       -              -               -
  Proceeds from issuance of common stock and warrants            18,257        242,274         258,452
Net cash provided by (used in) financing activities           3,885,121      1,622,045        (248,233)

Net increase (decrease) in cash and cash equivalents          1,529,029     (6,297,755)        950,799

Cash and cash equivalents, beginning of year                  2,081,796      8,379,551       7,428,752

Cash and cash equivalents, end of year                     $  3,610,825   $  2,081,796    $  8,379,551

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for interest                     $    581,920   $     44,934    $     18,947
Cash received during the year for income taxes refunded    $        -     $  1,625,855    $  2,052,637
Non-cash investing and financing activity:
Capital lease obligations incurred through lease of
laboratory and processing equipment                        $    765,843   $    930,780    $     64,538

See notes to consolidated financial statements.

HAUSER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                          Accumulated
                                                                                          Other
                                                                                          Comprehen-
                                           Additional                        Comprehen-   sive       Retained     Total
                         Common Stock      Paid-in     Treasury Stock        sive         Income     Earnings    Stockholders'
                         Shares    Amount  Capital     Shares   Amount       (Loss)       (Loss)     (Deficit)    Equity
BALANCES,
  APRIL 30, 1996         2,641,153 $ 2,641 $59,426,204 (50,275) $(1,054,812)              $ 465,100  $ 11,344,486 $70,183,619
Exercise of stock
      options               13,879      55     210,152     -            -                       -             -       210,166
   Tax benefit from
      employee exercise
      of stock options         -       -        48,286     -            -                       -             -        48,286
   Retirement of
      treasury stock       (50,275)    (50) (1,054,762) 50,275    1,054,812                     -             -           -
   Change in unrealized
      gain on available-
      for-sale investment
      net of income tax
      effect of $146,553       -       -           -       -            -    $  (218,981)  (218,981)         -       (218,981)
   Net loss                    -       -           -       -            -     (6,531,536)       -     (6,531,536)  (6,531,536)
   Comprehensive loss          -       -           -       -            -    $(6,750,517)       -             -            -

BALANCES,
   APRIL 30, 1997        2,604,757   2,605  58,629,880     -            -                   246,119     4,812,950  63,691,554
   Exercise of stock
      options               11,358      11     223,915     -            -                       -             -       223,926
   Tax benefit from
      employee exercise
      of stock options         -       -        18,348     -            -                       -             -        18,348
   Change in unrealized
      gain on available-
      for-sale investment,
      net of income tax
      effect of $15,010        -       -           -       -            -    $   (23,477)   (23,477)          -       (23,477)
   Reclassification adjustment
      for gains included in
      net income, net of
      income tax
      effect of $135,837       -       -           -        -           -       (222,642)  (222,642)           -     (222,642)
   Net loss                    -       -           -        -           -     (3,134,009)       -       (3,134,009)(3,134,009)
   Comprehensive loss          -       -           -        -           -    $(3,356,651)       -              -          -

BALANCES,
   APRIL 30, 1998        2,616,115   2,616  58,872,143     -            -                       -       1,678,941  60,553,700
   Exercise of stock
      options                1,902       2      18,255     -            -                       -             -        18,257
   Net loss                    -       -           -       -            -                       -     (29,736,106)(29,736,106)

BALANCES,
   APRIL 30, 1999        2,618,017 $ 2,618 $58,890,398     -    $       -                 $     -    $(28,057,165) $30,835,851

See notes to consolidated financial statements.

HAUSER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS ORGANIZATION

Hauser, Inc. (the "Company"), a Colorado corporation, and its wholly owned subsidiary, Shuster Laboratories, Inc., is a manufacturer of special products from natural sources, using its proprietary technologies in extraction and purification. The Company also provides interdisciplinary laboratory testing services, chemical engineering services, and contract research and development. The Company's existing products are principally marketed to the pharmaceutical, dietary supplements and food ingredients industries.

On June 11, 1999, the Company completed a merger with three subsidiaries of privately-held Zuellig Group N. A., Inc., ("ZGNA") and Zuellig Botanicals, Inc. ("ZBI"). The Company acquired Zuellig Botanical Extracts, Inc., Wilcox Drug Company, Inc., and ZetaPharm, Inc., (collectively the "Contributed Subsidiaries") thereby creating a leading U.S. supplier of herbal extracts, botanical raw materials and related products to the fast-growing nutritional industry. Pro forma combined (unaudited) sales for the three contributed companies and Hauser for the four quarters ended April 30, 1999, exceeded $100 million.

The Company issued approximately 2.5 million of the Company's common shares for the common stock of the Contributed Subsidiaries. Upon closing, the Company's existing shareholders owned 51.0% of the combined company, while ZGNA owned 49.0%. The number of shares to be issued to ZGNA are subject to downward adjustment under certain circumstances. The Company also assumed approximately $22 million of the contributed subsidiaries' bank debt. Wells Fargo Bank, N.A. has provided a $35.0 million line of credit and a $10.0 million fixed asset line in support of the merged companies.

As a result of the Merger, the Company decided to discontinue its paclitaxel activities. In the quarter ended January 31, 1999, the Company incurred a one-time charge to earnings of $25.6 million. The charge to cost of sales was comprised of a reduction of bulk paclitaxel inventory ($10.2 million) to its estimated net realizable value, a write-off of advanced payments made for the purchase of cultivated yew trees ($4.5 million) and the estimated costs of terminating cultivar nursery contracts ($5.0 million). The charge to operating expenses includes the write-off of paclitaxel related equipment ($4.7 million) and miscellaneous other related assets consisting primarily of intangibles ($1.2 million).
The net realizable inventory value was determined based upon a contract signed on February 11, 1999 to sell bulk paclitaxel over the next nine months for a sales value of $9.5 million. The cost to terminate the cultivar nursery contracts was based on the current contractual terms. The specialized paclitaxel equipment and related intangibles have no alternative use and were written down to zero. The Company does not anticipate any significant reduction in workforce as a result of the decision to cease production of paclitaxel. The Company should complete its exit of the paclitaxel business within the next nine months.

The Merger was treated as a purchase of the Contributed Subsidiaries for accounting purposes. Goodwill of approximately $33,470,000 will be recognized and amortized over a twenty year period. The allocation of the purchase price will be made upon completion of a study to be undertaken by the Company to determine the fair value of the assets and liabilities acquired from the contributed subsidiaries, including intangible assets.

The following pro forma unaudited consolidated results of operations for the year ended April 30, 1999, have been prepared assuming the Merger occurred at the beginning of the fiscal year. These pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisition taken effect at the beginning of the year.


                                                               Costs to Exit
                                                 Contributed   Pharmaceutical  Pro forma        Hauser
                                  Hauser         Subsidiaries  Business        Adjustments      Pro forma
Revenue                           $ 36,265,421   $86,572,440           -       $1,100,000<F1>   $123,937,861
Cost of Revenue                     48,699,253    74,044,242   (19,700,000)           -          103,043,495
Gross Profit (Loss)                (12,433,832)   12,528,198    19,700,000      1,100,000         20,894,366
Operating Expenses                  16,874,341     8,979,312    (5,900,000)     1,673,485<F2>     21,627,138
Net Income (Loss) From Operations  (29,308,173)    3,548,886    25,600,000       (573,485)          (732,772)
Net (Loss) Income                 $(29,736,106)  $   979,128    25,600,000     $ (573,485)     $ (3,730,463)
Net Loss Per Share Basic
   and Diluted                    $     (11.36)  N/A            N/A             N/A             $     (0.73)
Weighted Average Shares
   Outstanding, Basic and Diluted    2,617,165                                  2,515,349          5,132,514

<F1> Reflects the estimated additional revenue  to be realized from the sale of product from Wilcox (a Contributed Subsidiary)
to ZBI during the year ended April 30, 1999.  During this period, Wilcox sold product to ZBI at cost.  The parties have agreed that Wilcox will charge ZBI prices not less favorable than those charged to unrelated parties.
<F2>Reflects the estimated amortization of goodwill using a twenty year life that would have occurred during the pro forma period.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include those of the Company and its wholly-owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

Discontinued Operations - On October 11, 1996, the Company sold substantially all of the net assets of Ironwood for $250,000 in cash, notes receivable of $150,000 and certain performance-based earnouts. Revenue of Ironwood was $2,670,389 in fiscal year 1997.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements. Actual results could differ from those estimates. Significant estimates that are reasonably possible of change within the next twelve months include the estimated costs to exit the paclitaxel business of $25.6 million.

Concentration of Credit Risk - The Company's cash and cash equivalents and financial instruments which potentially subjects it to concentrations of credit risk are accounts receivable. Cash and cash equivalents may exceed amounts federally insured by the U.S. Government. The Company generally grants credit to its customers without collateral. The Company's creditors are concentrated in the food processing, dietary supplement and pharmaceutical industries. The Company's principal customers (Note 8) accounted for 35% and 36% of the Company's accounts receivable as of April 30, 1999 and 1998. The Company has no significant financial instruments with off-balance sheet risk of accounting loss, such as foreign exchange contracts, option contracts or foreign currency hedging arrangements.

Product Warranty - During the fourth quarter of fiscal 1998, the Company took a charge to earnings and reserved $1,500,000 in anticipation of product returns, rework costs, legal and professional fees, and process development costs related to the discovery of a common fungicide, quintozene, in its bulk Panax ginseng. Sales of Panax ginseng accounted for less than 5% of total revenues in fiscal 1998. The cost of reworking the Panax Ginseng and settling related claims approximated the warranty charge of $1,500,000.

Advertising - The Company expenses advertising costs as they are incurred. Expenditures for advertising for fiscal years ended 1999, 1998 and 1997, were $156,104, $165,694, and
$58,489, respectively.

Cash and Cash Equivalents - Cash and cash equivalents include investments in highly liquid instruments with original maturities of 90 days or less.

Inventory - Raw material, work in process, and finished goods inventory, which include costs of materials, direct labor and manufacturing overhead, are priced at the lower of average cost or market. Writedowns for excess and obsolete inventory are charged to expense in the period when conditions giving rise to the writedowns are first recognized. The Company purchases raw material inventory during harvest seasons, generally in the spring and fall. These purchases may take place well in advance of scheduled production of finished product, which subjects the Company to risk of obsolescence, spoilage and excess inventory.

Non-current inventory represents raw materials and work in process in various stages of completion in excess of shipments expected to occur in the next fiscal year.

Inventory as of April 30 consisted of the following:

                                1999             1998
Raw materials                   $ 2,694,883      $ 5,224,750
Work in process                   3,562,96        11,763,470
Finished goods                    3,407,982        7,911,305
Total inventories                 9,665,832       24,899,525
Less non-current inventories            -         14,787,837
Current portion of inventories  $ 9,665,832      $10,111,688

Bulk paclitaxel held for sale as of April 30, 1999 at a net realizable value of $6,034,525, not included in the table above, includes finished goods of $3,234,121 and work in process of $2,800,404.

Investments - The Company accounts for equity securities that have a readily determinable value and debt securities that are available-for-sale at quoted fair values. Unrealized gains are recorded in stockholders' equity net of the related income tax effect. The Company sold an investment in a publicly traded company during fiscal 1998 for $458,479 and a realized gain of $361,461.

The Company has also invested short-term excess cash in a bond mutual fund which is considered to be a cash equivalent. At
April 30, 1999 and 1998, the fund had a quoted market value of $0 and $1,120,513, respectively.

Property and Equipment - Significant additions and improvements are capitalized at cost, while maintenance and repairs which do not improve or extend the life of the respective assets are charged to expense as incurred.

Depreciation and amortization is recognized on a straight-line basis over the following estimated useful lives:

Equipment, furniture and fixtures  2 - 15 years
Buildings                          39 years
Leasehold improvements             5 - 10 years

Depreciation and amortization was $3,775,577, $3,738,158, and $3,888,336 for fiscal years 1999, 1998 and 1997, respectively.

Impairment of Long-Lived Assets - The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the difference between the carrying value and fair value of the long-lived asset.

During 1999, the Company determined that its long-lived assets related to its pharmaceutical business were impaired and recognized an impairment charge of $5.9 million. These assets were written down to zero because of their specialized nature and the lack of alternative uses for the equipment.

Goodwill - Goodwill resulting from acquisitions is being amortized using the straight-line method over an estimated useful life of 10 years. The goodwill resulting from the Merger with the Contributed Subsidiaries will be amortized using the straight-line method over an estimated useful life of 20 years.

Revenue Recognition - Natural product processing revenues are recognized when title and risk of ownership passes to the customer, which generally is upon shipment of processed product. Technical services revenues are recognized upon completion of specified contract requirements. Unbilled receivables result from costs incurred on uncompleted contracts and are included in accounts receivable in the accompanying balance sheets. Unbilled accounts receivable at April 30, 1999 and 1998, were $420,505 and $434,629, respectively. Anticipated losses from contracts in progress are provided for in the period the loss is identified. No losses have been accrued as of April 30, 1999 and 1998.

Royalty revenues are recognized upon completion of the Company's performance obligations with respect to these revenues and coincident with the billing requirements defined in the supply contract (generally upon sale of the product to an end-user).

Research and Development - Research and development costs are charged to expense as incurred.

Stock Based Compensation - The Company accounts for its stock based compensation plans for employees using the intrinsic value method under which no compensation expense is generally recognized for grants equal to or in excess of the fair value of the underlying security. Equity instruments granted to non-employees are recognized at fair value.

Earnings (Loss) Per Share - Basic earnings or loss per share is computed by dividing the net earnings or loss by the weighted average number of shares of common stock outstanding. Diluted earnings or loss per share is determined by dividing the net earnings or loss by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of outstanding warrants and stock options determined utilizing the treasury stock method.

In fiscal 1999, 1998 and 1997, stock options and warrants totaling 252,354, 177,264, and 137,091, respectively were excluded from the calculation of diluted earnings (loss per share) since the result would have been anti-dilutive.

Fair Value of Financial Instruments - Due to the short-term nature of the Company's debt, accounts receivable and other financial instruments, the fair value of such financial instruments approximates their carrying amount.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

Reverse Stock Split - On June 11, 1999, the Company's stockholders approved a one-for-four reverse stock split. All per share and equivalent share amounts in the accompanying financial statements have been adjusted to reflect the reverse stock split.

Recently Issued Accounting Standards - Statement of Position 98-1. In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1. ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." In general, SOP 98-1 requires that certain costs to develop software for internal use be capitalized. This statement is effective for fiscal years beginning after December 15, 1998, although earlier adoption is permitted. These requirements are to be applied prospectively from the date of adoption. The adoption of SOP 98-1 will not materially impact the Company's financial statements.

Statements of Position 98-5. In April 1998, the AICPA issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities". SOP 98-5 provides guidance on the financial reporting of start-up and organization costs and requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for the fiscal years beginning after December 15, 1998. The adoption of SOP 98-5 will not materially impact the Company's financial statements.

In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133" ("SFAS 137"). SFAS 137 delays the effective date of SFAS 133 to financial quarters and financial years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. Management believes that the adoption of SFAS 133 will not have a significant impact on the Company's financial condition and results of operations.

3.  LONG-TERM DEBT

Future minimum payments for the years ending April 30 are as follows:

                 Capital lease
                 obligations       Line Of Credit
                 (11.2% to 15%)   (variable)
2000             $   750,342      $ 6,000,000
2001                 520,562              -
2002                 135,241              -
2003                   9,132              -
Total              1,415,277        6,000,000
Less:  interest      178,339              -
April 30, 1999   $ 1,236,938      $ 6,000,000

April 30, 1998   $ 1,104,231      $ 1,500,000

At April 30, 1999 and 1998, property and equipment includes items under capital leases with a net book value of $1,298,564 and $1,032,293, respectively, and accumulated depreciation of $647,884 and $247,570, respectively.

Lines of Credit - The Company had an $8,850,000 bank line of credit which allowed the Company to obtain advances or letters of credit against a borrowing base of eligible accounts receivable, inventory and fixed assets. As of April 30, 1999, $6,000,000 had been borrowed against the line. The line of credit had an annual fee of 0.50% of the unused portion of the line and interest was payable monthly at the bank's prime rate plus 0.75% (9.25% at April 30, 1999). The line of credit was secured by all assets of the Company, with the exception of intangibles.

Under the terms of the lending agreement, the Company could not pay any dividends without the consent of the bank and was required to maintain certain financial ratios and minimum working capital and equity amounts. As of April 30, 1999, the Company was not in compliance with a financial covenant for the line of credit, which required the Company to report profitability in the fourth quarter of fiscal 1999. The Company obtained a waiver from the bank for this covenant as of April 30, 1999.

Restricted cash is equal to interest due over one year based on the amount borrowed and is required to be maintained on deposit at a financial institution as security for the Company's line of credit. Cash on deposit at April 30, 1999 and 1998 was $567,032 and $139,346.

In addition, the Company had a lease line of credit for $564,000, of which $444,875 was available for use at April 30, 1999. The interest rate on the lease line was the bank's cost of funds plus 2.5% (8.21% at April 30, 1999).

Upon consummation of the Merger, the above lines of credit were terminated and the Company entered into a $35.0 million line of credit and a $10.0 million line of credit with Wells Fargo Bank, N.A. The lines of credit are subject to borrowing base limitations on inventory and is secured by all of the Company's assets. Additionally, the line of credit contains affirmative and negative covenants, including certain financial covenants.

4.  STOCKHOLDERS' EQUITY

Non-Qualified Stock Options - The Company's 1987 Stock Option Plan (the "1987 Plan") authorizes the granting of non-qualified stock options for up to 304,680 shares of the Company's common stock to directors, employees, and consultants. As of April 30, 1999, there were 236,611 shares of common stock committed under this plan. Exercise terms, ranging from one to ten years for options granted under the 1987 Plan, are determined by the Board of Directors at the time of grant. A summary of the status of the Company's 1987 Non-Qualified Stock Option Plan follows:

                                                     FY 1999      FY 1998      FY 1997
Balance outstanding at beginning of fiscal year:      69,017       41,168       49,078
Granted                                               34,109       38,712        5,006
Exercised                                             (1,426)      (4,149)     (11,003)
Canceled                                                (123)      (6,714)      (1,913)

Outstanding at April 30                              101,577       69,017       41,168

Exercisable at April 30                               69,295       60,688       40,793

Weighted average exercise prices:
  At beginning of period                             $ 23.13      $ 21.80      $ 19.68
  At end of period                                   $ 23.11      $ 23.13      $ 21.80
  Exercisable at end of period                       $ 22.96      $ 23.04      $ 21.80
  Options granted                                    $ 22.71      $ 23.96      $ 25.76
  Options exercised                                  $ 19.16      $ 18.40      $ 14.80
  Options canceled                                   $ 20.54      $ 23.00      $ 17.56

Weighted average, fair value of options granted
   during period                                     $ 14.74      $ 15.68      $ 13.44

                   April 30, 1999
                   Options Outstanding                       Options Exercisable
                                              Remaining
Range of                     Weighted Average Contractual              Weighted Average
Exercise Prices    Shares    Exercise Price   Life (Years)   Share     Exercise Price
$10.25 - $20.50    13,286    $17.57           3.03           13,286    $17.57
$20.51 - $23.38    35,349    $23.19           8.01            7,160    $22.43
$23.39 - $23.75    30,249    $23.75           8.46           26,156    $23.75
$23.75 - $33.13    22,693    $25.37           5.53           22,693    $25.37
                  101,577                                    69,295

Incentive Stock Options - The Company's 1992 Stock Option Plan ("1992 Plan") authorizes the granting of 175,000 shares of common stock to employees at fair market value on the date of grant. As of April 30, 1999, there were 152,550 shares committed under this plan. Exercise terms, ranging from one month to ten years for options granted under the 1992 Plan, are determined by the Board of Directors at the time of grant. A summary of the status of the Company's 1992 Plan follows:

                                                         FY 1999        FY 1998       FY 1997
Balance outstanding at beginning of fiscal year:          96,127         83,804        61,844
Granted                                                   43,155         32,575        36,625
Exercised                                                   (475)        (7,209)       (2,876)
Canceled                                                    (149)       (13,043)      (11,789)

Outstanding at April 30                                  138,658         96,127        83,805

Exercisable at April 30                                   66,940         52,077        56,354

Weighted average exercise prices:
  At beginning of period                                 $ 23.73        $ 24.16       $ 23.48
  At end of period                                       $ 23.59        $ 23.73       $ 24.16
  Exercisable at end of period                           $ 23.86        $ 24.08       $ 24.16
  Options granted                                        $ 23.29        $ 23.64       $ 25.08
  Options exercised                                      $ 23.56        $ 23.76       $ 23.92
  Options canceled                                       $ 23.83        $ 26.12       $ 23.44

Weighted average, fair value of options
   granted during period                                 $ 15.01        $ 15.44       $ 11.32


                   April 30, 1999
                   Options Outstanding                       Options Exercisable
                                              Remaining
Range of                     Weighted Average Contractual              Weighted Average
Exercise Prices    Shares    Exercise Price   Life (Years)   Share     Exercise Price
$10.50 - $23.24    20,871    $22.40           3.29           11,421    $22.25
$23.25 - $23.25    28,125    $23.25           9.00            5,625    $23.25
$23.26 - $23.69    43,980    $23.39           8.95            6,412    $23.44
$23.70 - $30.25    45,682    $24.54           5.77           43,482    $24.42
                  138,658                                    66,940

Warrants - The Company has issued to consultants and stockholders warrants for the purchase of common stock. Exercise terms were determined by the Board of Directors at the time of grant. During fiscal 1998 and 1999, no warrants were issued. During fiscal 1997, 12,119 warrants were issued at a weighted average exercise price of $24.12 and a grant date fair value of $147,306. At April 30, 1999 and 1998, 12,119 warrants remained outstanding at exercise prices ranging from $22.68 to $24.88 per warrant.

Valuation - The weighted average fair value of each option grant or warrant has been estimated as of the date of grant using the Black-Scholes option-pricing model using the following assumptions.

                         1999    1998     1997
Dividend rate             0.00%   0.00%    0.00%
Expected volatility      60.00%  40.00%   50.00%
Risk-free interest rate   5.44%   5.79%    6.37%
Expected life (in years)  7.0              5.6

Had compensation cost been recorded based on the fair value of the option or warrant grants, the Company's pro-forma net loss and net loss per share would have been as follows for the years ended April 30:

                                      FY 1999           FY 1998          FY 1997
Net loss from continuing operations:
  As reported                         $(29,736,106)     $(3,134,009)     $(3,902,926)
  Pro forma                           $(31,000,801)     $(3,455,707)     $(4,109,299)

Net loss from continuing operations per
   share basic and diluted
  As reported                         $     (11.36)     $     (1.20)     $     (1.52)
  Pro forma                           $     (11.85)     $     (1.32)     $     (1.60)

5. INCOME TAXES

Income tax benefit from continuing operations for the years ended
April 30, 1997, 1998 and 1999 is comprised of the following components:

                             Federal          State           Total
1997
  Current                    $    60,780      $      -        $    60,780
  Deferred                    (1,614,745)       (200,128)      (1,814,873)
  Valuation Allowance            111,932          13,168          125,100
Total                        $(1,442,033)     $ (186,960)     $(1,628,993)

1998
  Current                    $       -        $      -        $        -
  Deferred                    (1,199,285)        (98,719)       (1,298,004)
  Valuation Allowance            374,251          44,030           418,281
Total                        $  (825,034)     $  (54,689)     $   (879,723)

1999
  Current                    $       -        $      -        $        -
  Deferred                    (9,522,035)     (1,680,359)       11,202,394)
  Valuation Allowance          9,522,035       1,680,359        11,202,394
Total                        $       -        $     -         $        -

As of April 30, 1999 and 1998, temporary differences which result in deferred tax assets and liabilities are as follows:

                                                      1999           1998
Current:
  Inventories capitalized for income tax purposes     $ 1,068,139    $ 1,008,199
  Bad debt reserves                                        55,868        201,597
  Inventory reserves                                    3,428,424        229,477
  Accrued vacation                                        235,176        119,716
  Prepaid expenses                                         59,125            -
  Product warranty reserve                                    -          570,000
  Accrued exit costs                                    1,344,137            -
  Less: Valuation allowance                            (3,877,275)      (182,650)
Net Current Deferred Tax Asset                        $ 2,313,594    $ 1,946,339

Noncurrent
  Federal NOL carryforward                            $ 8,427,687    $ 1,469,501
  State NOL carryforward                                1,778,924        977,479
  AMT credit carryforward                               1,484,151      1,484,151
  R&D credit carryforward                                 544,068        510,265
  Capital loss carryforward                               106,261        243,616
  Excess of tax over book depreciation                 (4,027,561)    (3,648,241)
  Income for tax purposes, not book                       304,000        304,000
  Other                                                   (26,232)       110,013
  Less: Valuation allowance                            (7,948,399)      (440,630)
Net Noncurrent Deferred tax Asset                     $   642,899    $ 1,010,154

The Company has approximately $24.8 million of federal and $44.5 million of state net operating loss carry forwards that expire in varying amounts through the year 2014 and approximately $279,633 of capital loss carry forwards expiring in 2001. The Company also has available income tax credits of $544,068, expiring on varying dates through 2014 and alternative minimum tax credits of $1,484,151, which do not expire. Realization is dependent on generating sufficient taxable income or realization of future taxable temporary differences prior to expiration of the carryforwards. Although realization is not assured, management believes it is more likely than not that the recorded net deferred tax assets will be realized.

During fiscal 1999, the Company increased its valuation allowance by approximately $11.2 million due to uncertainty regarding the realizability of the tax assets generated during fiscal 1999. In assessing the amount of its net deferred tax assets considered realizable, management has considered the following factors: (1) taxable income projected within the next twenty-four months; (2) the expiration dates of its net operating loss and tax credit carryovers; (3) tax planning strategies which would allow Hauser to generate significant taxable income from existing assets (including possible sale-leaseback scenarios for its land, property and equipment held fee simple).

The Company recognized a reduction of income taxes payable of $18,348, and $48,286 as a result of the exercise of stock options by employees and others during the years ended April
30, 1998, and 1997, respectively.

A reconciliation of the expected income tax benefit from continuing operations at the federal statutory income tax rate to the Company's actual income tax expense at its effective income tax rate is as follows:

                                                 1999           1998           1997
Federal statutory income tax rate                34.0%          34.0%          34.0%

Computed "expected" income tax benefit           ($10,110,276)  ($1,364,669)   ($1,880,852)

Increase (reduction) in taxes resulting from:
  State income taxes, net of federal benefit       (1,109,037)     (160,549)      (186,960)

  General business credit carryforward                (18,000)      (75,000)           -

  Non-deductible expenses                             111,000       116,735        103,375


  Change in valuation allowance                    11,202,394       418,281        125,100

  Other                                               (76,081)      185,479        210,344


Actual income tax benefit                                 -       ($879,723)   ($1,628,993)

Effective income tax rate                        0.0%           21.9%          29.4%

6.  EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) plan (the "Plan") for all employees who have completed one year of service. Participants may contribute up to 20% of their annual compensation subject to dollar limitations of Section 402(g) of the Internal Revenue Code. At the discretion of the Board of Directors, the Company may make a matching contribution. The Company has reserved 200,000 shares of common stock for issuance under the Plan. The Company's matching portion vests 20% per year over 5 years. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company did not make a contribution to the Plan for the years ended April 30, 1999, 1998, and 1997.

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

Rent expense from continuing operations was $1,498,071, $1,204,226, and $1,150,977, for the years ended April 30,
1999, 1998, and 1997, respectively.

Future minimum lease payments under operating leases for the years ending April 30 are as follows:

2000     $ 1,531,893
2001         899,726
2002         225,807
2003         199,525
2004          56,708
Total    $ 2,913,659

Purchase Commitments - The Company has entered into growing contracts with numerous nurseries for the future purchase of natural raw materials to be used in the Company's manufacturing processes. In some cases, the Company may, at its option, decide at any time to discontinue the payments on these contracts. If such decisions are made in the future, the Company would not be able to recover deposits made on the growing contracts.

Commitments related to growing contracts for the purchase of cultivars intended for the production of paclitaxel totaled approximately $3.5 million at April 30, 1999. The cost to exit these commitments was fully accrued at April 30, 1999.

Commitments related to growing contracts for natural products totaled approximately $2.0 million at April 30, 1999.

Loan Guarantee - During the year ended April 30, 1998, the Company guaranteed a bank loan in the amount of $650,000 for another company and has pledged 25,000 shares of stock as collateral against the loan. The Company provided this guarantee to obtain exclusive sales and marketing rights for a unique dietary supplement and functional food product.

8. INDUSTRY SEGMENTS

Segments:

The Company's two business segments are Natural Products Processing and Technical Services, each having a separate management team and infrastructure, offering different products and services, and utilizing different marketing strategies to target customers. Included in corporate and other are the results of the Company's pharmaceutical activities, which are being terminated in connection with the Merger with the Contributed Subsidiaries.

Selected financial information from the Company's business segments are as follows:

                                        Year Ended April 30, 1999
                                        Natural Product   Technical         Corporate
                                        Processing        Services          and Other         Total
Revenues                                $ 13,826,862      $ 17,220,146      $  5,218,413      $ 36,265,421
Cost of revenues                        $ 12,499,299      $ 12,612,525      $ 23,587,429      $ 48,699,253
Gross profit (loss)                     $  1,327,563      $  4,607,621      $(18,369,016)     $(12,433,832)
Operating expenses                      $  4,603,711      $  3,944,742      $  8,325,889      $ 16,874,342
(Loss) income from operations           $ (3,276,148)     $    662,879      $(26,694,904)     $(29,308,173)
Net loss from continuing operations     $ (3,276,148)     $    662,879      $(27,122,837)     $(29,736,106)
Capital expenditures                    $        -        $        -        $  1,907,986      $  1,907,986
Depreciation & amortization             $        -        $        -        $  4,010,701      $  4,010,701
Identifiable assets                     $        -        $        -        $ 49,903,537      $ 49,903,537
Captial leases                          $        -        $        -        $    765,843      $    765,843

                                        Year Ended April 30, 1999
                                        Natural Product   Technical         Corporate
                                        Processing        Services          and Other         Total
Revenues                                $ 13,674,832      $ 14,507,424      $  3,855,272      $ 32,037,528
Cost of revenues                        $ 11,335,201      $ 10,102,016      $  3,103,786      $ 24,541,003
Gross profit (loss)                     $  2,339,631      $  4,405,408      $    751,486      $  7,496,525
Operating expenses                      $  5,182,933      $  3,638,151      $  3,320,983      $ 12,142,067
(Loss) income from operations           $ (2,843,302)     $    767,257      $ (2,569,497)     $ (4,645,542)
Net loss from continuing operations     $ (2,843,302)     $    767,257      $ (1,057,964)     $ (3,134,009)
Capital expenditures                    $        -        $        -        $  2,058,167      $  2,058,167
Depreciation & amortization             $        -        $        -        $  4,023,036      $  4,023,036
Identifiable assets                     $        -        $        -        $ 68,293,581      $ 68,293,581
Captial leases                          $        -        $        -        $    930,780      $    930,780

                                        Year Ended April 30, 1999
                                        Natural Product   Technical         Corporate
                                        Processing        Services          and Other         Total
Revenues                                $  6,308,221      $  9,034,787      $  9,882,758      $ 25,225,766
Cost of revenues                        $  7,557,875      $  7,766,976      $  5,377,235      $ 20,702,086
Gross profit (loss)                     $ (1,249,654)     $  1,267,811      $  4,505,523      $   4,523,680
Operating expenses                      $  3,171,653      $  3,286,509      $  4,106,914      $ 10,565,076
(Loss) income from operations           $ (4,421,307)     $ (2,018,698)     $    398,609      $ (6,041,396)
Net loss from continuing operations     $ (4,421,307)     $ (2,018,698)     $  2,537,079      $ (3,902,926)
Capital expenditures                    $        -        $        -        $  2,729,671      $  2,729,671
Depreciation & amortization             $        -        $        -        $  4,171,790      $  4,171,790
Identifiable assets                     $        -        $        -        $ 66,797,878      $ 66,797,878
Captial leases                          $        -        $        -        $     64,538      $     64,538


The Company determines segment results consistent with its consolidated accounting policies. Included in corporate and other in 1999 are charges of $19.7 million on cost of revenues and $5.9 million in operating expenses to exit the pharmaceutical business.

Major Customers:

The Company's revenue is concentrated among customers primarily in the nutraceutical and pharmaceutical industries.
The following represents customers comprising more than 10% of the Company's revenues from continuing operations:

                           Year ended April 30,
                           1999         1998        1997
Revenues:
Customer A                 $3,888,498   $  389,885  $      595
Customer B                 $4,800,081   $3,242,344  $  215,134
Customer C                 $2,899,121   $4,783,683  $   52,945
Customer D                 $      -     $  999,651  $3,575,062
Customer E                 $   11,875   $  681,000  $2,550,000

Percent of Total Revenues:
Customer A                 10.7%         1.2%        0.0%
Customer B                 13.2%        10.1%        0.9%
Customer C                  8.0%        14.9%        0.2%
Customer D                  0.0%         3.1%       14.2%
Customer E                  0.0%         2.1%       10.1%


As of April 30, 1999, and 1998, amounts owed the Company from these customers were $2,393,084, and $3,241,475, respectively.

Foreign Sales

Export sales were $2,269,434, $2,226,875, and $4,189,256 in
fiscal 1999, 1998, and 1997, respectively. The Company has no foreign assets.


Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure.

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

PART IV

Item 14.  Exhibits, Financial Statements, Schedules, and
Reports on Form 8-K.
(a)(1) and (2) The following financial statements and financial statement schedules are filed as part of this report:
                                                          Page
Independent Auditors' Report                              F-1
Consolidated Statements of Operations for the years ended
April 30, 1999, 1998 and 1997                             F-2

Consolidated Balance Sheets as of April 30, 1999 and 1998 F-3

Consolidated Statements of Cash Flows for the years ended
April 30, 1999, 1998 and 1997                             F-4

Consolidated Statements of Stockholders' Equity for the
years ended April 30, 1999, 1998 and 1997                 F-5

Notes to Consolidated Financial Statements for the years
ended April 30, 1999, 1998 and 1997                       F-6

All other schedules have been omitted because they are not applicable, not required, or the required information is shown in the consolidated financial statements or notes thereto.

(b) The following exhibits are filed with this reports;

10.1 Credit Agreement dated as of June 11, 1999 among Hauser, Inc., Zuellig Botanical Extracts, Inc., Zetapharm, Inc., Wilcox Drug Company, Inc., Shuster Laboratories, Inc. and Wells Fargo Bank, N.A.
10.2     Revolving Credit Note dated June 11, 1999
10.3     Term Note dated June 11, 1999
10.4 Security Agreement dated June 11, 1999m among Hauser, Inc., Shuster Laboratories, Inc. and Wells Fargo Bank, N.A.
10.5 Collateral Assignment of Trademarks, Trademark Applications, Patent and Patent Applications dated June 11, 1999
10.6     Collateral Assignment of Patents and Patent
Applications dated June 11, 1999
10.7 Amended and Restated Security Agreement dated as of June 11, 1999, among Zuellig Botanical Extracts, Inc., Wilcox Drug Company, Inc., Zetapharm, Inc., and Wells Fargo Bank, N.A.
10.8     Pledge and Security Agreement dated June 11, 1999
10.9 Deed of Trust, Assignment of Rents, Security Agreement and Financing Statement dated June 11, 1999

(c) Exhibits and Reports on Form 8-K
(1) Report on Form 8-K dated June 25, 1999

FORM 10K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 26, 1999

HAUSER, INC.
By:                             By:
/s/Dean P. Stull             /s/Volker Wypyszyk
Co-CEO / Chairman               Co-CEO / President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature     Title     Date


/s/Dean P. Stull       Chairman of the Board of Directors,
                       Co-Chief Executive Officer,
                       (Principal Executive Officer)
                                                 July 26, 1999

/s/Volker Wypyszyk     Co-Chief Executive Officer,
                       President
                       (Principal Executive Officer)
                                                 July 26, 1999

/s/Ralph L. Heimann    Chief Financial Officer and Treasurer
                       (Principal Financial and Accounting
                       Officer)
                                                 July 26, 1999

/s/Rodolfo C. Bryce    Director
                                                 July 26, 1999

/s/William E. Coleman  Director
                                                 July 26, 1999

/s/Herbert Elish       Director                  July 26, 1999

James R. Mellor        Director
                                                 July 26, 1999

/s/Robert F. Saydah    Director
                                                 July 26, 1999

/s/Harvey Sperry       Director
                                                 July 26, 1999

Peter Zuellig          Director
                                                 July 26, 1999