Form 10-Q
period 1999-07-31
HAUSER INC
filed 1999-09-14
CIK 773723

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________

FORM 10-Q

QUARTERLY REPORT UNDER TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE
ACT OF 1934



For the quarter ended July 31, 1999            Commission File No. 0-17174

HAUSER, INC.
(Exact name of Registrant as specified in its charter)

Colorado
(State or other jurisdiction of incorporation or organization)

84-0926801
(I.R.S. Identification Number)

5555 Airport Blvd., Boulder, Colorado          80301
(Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code: (303) 443-4662

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

___________________________

Common Stock, par value $.001
 (Title of Class)

___________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes   __    No _X_


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value      5,133,510
Class                              Outstanding at July 31, 1999

Part 1.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Statements of Operations (Unaudited) -
            Three months ended July 31, 1999 and July 31, 1998     1

         Consolidated Balance Sheets -
            July 31, 1999 and April 30, 1999                       2

         Consolidated Statements of Cash Flows -
            Three months ended July 31, 1999 and July 31, 1998     3

         Notes to Consolidated Financial Statements                4-8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations             9-14

Part 2.  OTHER INFORMATION

Item 1.  Legal Proceedings.                                        15

Item 2.  Changes in Securities.                                    15

Item 3.  Defaults Upon Senior Securities.                          15

Item 4.  Submission of Matters to a Vote of Security Holders.      15

Item 5.  Other Information.                                        15

Item 6.  Exhibits and Reports on Form 8-K.                         15-16

SIGNATURE PAGE                                                     17

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

                                          Three months ended July 31,
                                          1999             1998
REVENUES:
  Natural product processing              $9,698,536       $2,492,235
  Technical services                       3,808,272        3,968,466
  Paclitaxel                               4,180,509          590,717
        Total revenues                    17,687,317        7,051,418

COST OF REVENUES:
  Natural product processing               8,817,818        1,896,864
  Technical services                       3,111,729        2,903,418
  Paclitaxel                               4,180,509          588,665
  Other costs of revenues                   (768,199)             -
        Total cost of revenues            15,341,857        5,388,947

GROSS PROFIT                               2,345,460        1,662,471

OPERATING EXPENSES:
  Research and development                   265,517          320,956
  Sales and marketing                      1,023,283          699,200
  General and administrative               2,096,518        1,684,909
  Other operating charges                    814,000              -
        Total operating expenses           4,199,318        2,705,065

LOSS FROM OPERATIONS                      (1,853,858)      (1,042,594)

OTHER INCOME (EXPENSE):
  Interest income                             21,047           27,054
  Interest expense                          (359,419)         (46,384)
  Other                                      (23,000)             -
        Other income (expense) - net        (361,372)         (19,330)

LOSS BEFORE INCOME TAXES                  (2,215,230)      (1,061,924)

INCOME TAX EXPENSE                               -                -

NET LOSS                                 $(2,215,230)     $(1,061,924)

 LOSS PER SHARE BASIC AND DILUTED        $  (0.55)          $  (0.41)

WEIGHTED AVERAGE SHARES OUTSTANDING
      BASIC AND DILUTED                   4,012,538        2,617,263

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

                                                                July 31,      April 30,
ASSETS                                                          1999          1999
                                                                (unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                                     $  1,378,756  $  3,610,825
  Restricted cash                                                        -         567,032
  Accounts receivable, less allowance for doubtful accounts:
      July 31, 1999, $706,558; April 30, 1999, $158,421           20,545,504     6,812,444
  Income taxes receivable                                            293,255           -
  Inventory, at cost                                              29,669,443     9,665,832
  Inventory, at net realizable value                               2,668,360     6,034,525
  Prepaid expenses and other                                       1,131,368       292,808
  Net deferred income tax assets                                   2,881,575     2,313,594
        Total current assets                                      58,568,261    29,297,060

PROPERTY AND EQUIPMENT
  Land and buildings                                               8,284,334     7,692,252
  Lab and processing equipment                                    26,187,441    23,972,862
  Furniture and fixtures                                           4,221,462     3,970,364
        Total property and equipment                              38,693,237    35,635,478
  Accumulated depreciation and amortization                      (21,452,752)  (19,064,412)
        Net property and equipment                                17,240,485    16,571,066

OTHER ASSETS:
  Goodwill, less accumulated amortization:
      July 31, 1999, $1,052,717; April 30, 1999, $847,509         25,121,660     1,373,471
  Deposits                                                         1,003,201     1,953,041
  Net deferred income tax asset                                      642,899       642,899
  Other                                                              104,521        66,000
        Total other assets                                        26,872,281     4,035,411

TOTAL                                                           $102,681,027  $ 49,903,537


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                              $  4,581,407  $  2,953,559
  Current portion of long term debt                               31,069,641     6,750,342
  Accrued salaries and wages                                       1,317,295     1,347,040
  Deposits                                                           866,878     3,807,798
  Accrued merger related costs                                       550,228           -
  Accrued exit costs                                                     -       3,537,203
  Other accrued liabilities                                          792,699       185,148
        Total current liabilities                                 39,178,148    18,581,090

LONG TERM LIABILITIES                                                473,375       486,596

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value; 50,000,000 shares authorized;
     shares issued: July 31, 1999, 5,133,510;
     April 30, 1999, 2,618,017                                         5,134         2,618

  Additional paid-in capital                                      93,296,765    58,890,398
  (Accumulated deficit) retained earnings                        (30,272,395)  (28,057,165)
        Net stockholders' equity                                  63,029,504    30,835,851

TOTAL                                                           $102,681,027  $ 49,903,537

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS-Unaudited

                                                             Three months endedJuly 31,
                                                             1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $(2,215,230)    $(1,061,924)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
  Depreciation and amortization                                2,593,550       1,171,673
  Provision for bad debt                                          49,652          24,538
  Change in accrued exit costs                                (3,537,203)            -
  Accrued merger costs                                           550,228             -
  Change in deposits and other                                 1,153,187      (1,114,559)
  Change in assets and liabilities:
       Accounts receivable                                       317,245       2,288,265
       Inventory                                               3,870,431      (1,722,038)
       Prepaid expenses and other                               (615,952)        (87,002)
       Income taxes receivable                                   (18,685)            -
       Accounts payable                                       (1,483,612)       (356,894)
       Customer deposits                                      (2,940,920)       (422,661)
       Provision for product warranty                                -          (270,430)
       Other accrued liabilities                                (419,249)       (197,286)
Net cash used in operating activities                         (2,696,558)     (1,748,318)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to property and equipment                         (2,095,295)       (723,895)
  Net change in restricted cash                                  567,032        (139,653)
Net cash used in investing activities                         (1,528,263)       (863,548)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Payment of bank line of credit                              (6,000,000)      1,500,000
  Proceeds from bank line of credit                            8,005,973             -
  Repayments of long-term debt                                   (13,221)        (27,106)
Net cash provided by financing activities                      1,992,752       1,472,894

Net increase (decrease) in cash and cash equivalents          (2,232,069)     (1,138,972)

Cash and cash equivalents, beginning of year                   3,610,825       2,081,796

Cash and cash equivalents, end of period                     $ 1,378,756      $  942,824

See notes to consolidated financial statements.

HAUSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF JULY 31, 1999
AND
APRIL 30, 1999 AND FOR THE THREE MONTH PERIOD ENDED JULY 31, 1999 AND
1998
(UNAUDITED)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of July 31, 1999, and the results of its operations and its cash flows for the periods ended July 31, 1999 and 1998. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain fiscal 1999 amounts have been reclassified to conform to the fiscal 2000 presentation.

Basis of Consolidation - The accompanying financial statements include the accounts of Hauser and its wholly owned subsidiaries: Zuellig Botanical Extract, Inc. ("ZBE"), Shuster Laboratories, Inc. ("Shuster"), Wilcox Drug Company, Inc. ("Wilcox"), and ZetaPharm Inc. ("ZetaPharm") All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Inventories, at cost, are classified as follows:

                               July 31,           April 30,
                               1999               1999
Raw materials and supplies     $ 2,944,380        $ 2,694,883
Work in process                  5,119,273          3,562,967
Finished goods                  21,605,790          3,407,982
Total inventories              $29,669,443        $ 9,665,832

Bulk paclitaxel held for sale as of July 31, 1999 and April 30, 1999, at a net realizable value of $2,668,360 and $6,034,525, respectively, is not included in the table above. As of July 31, 1999 and April 30, 1999, this included bulk paclitaxel finished goods of $2,668,360 and $3,234,121 and bulk paclitaxel work-in-process of $0, and $2,800,404, respectively.

3. DEBT

Notes payable and long-term debt consisted of the following:

                        July 31, 1999      April 30, 1999
Line of Credit          $30,557,823        $6,000,000
Capital Leases              985,193         1,236,938
Total                    31,543,016         7,236,938
Less current portion     31,069,641         6,750,342
Long Term debt          $   473,375        $  486,596

Loan Agreement - On June 11, 1999 the Company obtained financing from Wells Fargo Bank, NA for provide an aggregate amount of $45,000,000, to be guaranteed by each of its subsidiaries: a revolving line of credit up to $35,000,000 for general working capital purposes maturing two years after the loan closing, and a $10,000,000 non-revolving term commitment to financing the acquisition of fixed assets with a draw down period of two years and a maturity date five years following the loan closing (collectively, the "Credit Facility"). The Company also assumed approximately $22,000,000 of the Contributed Subsidiaries' bank debt. The Credit Facility includes a $1,000,000 sublimit for the issuance of commercial letters of credit up to 150 days in term. The advance rates for the revolving facility are 80% of eligible accounts receivable and 50% of eligible inventory. Inventory collateral for loan purposes may not exceed $20,000,000. For the revolving loan, the interest rate is the Bank's prime-rate minus .75% or the Bank's quoted LIBOR plus 1.5% per annum. For the term loan fixed asset facility, the interest rate is the Bank's prime rate minus .5% or the Bank's quoted LIBOR plus 1.75% per annum, or on an unspecified fixed rate basis. A commitment fee of .25% per annum will be charged on the unused portion of the term loan fixed asset commitment. The Credit Facility is secured by all of the Company's assets. Additionally, the Credit Facility contains affirmative and negative covenants, including certain financial covenants.

As of July 31, 1999, the Company borrowings exceeded the borrowing base by $3,008,000, and the Company was in technical default of one financial covenant under the Credit Facility. The Company has received a waiver of these defaults from its lenders and is engaged in discussions with its lenders concerning various technical amendments to the Credit Facility to cure the technical default.

4. EARNINGS (LOSS) PER SHARE

The Company calculates basic earnings (loss) per share by dividing the net earnings or loss by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is determined by dividing the net earnings or loss by the sum of (1) the weighted average number of common shares outstanding and (2) if not antidilutive, the effect of outstanding warrants and stock options determined utilizing the treasury stock method. For the three months ended July 31, 1999, and 1998, 0 and 36,007 options were excluded from the calculation of diluted loss per share since the result would have been antidilutive.

5. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An amendment of FASB Statement No. 133" ("SFAS No. 137"). SFAS No. 137 delays the effective date of SFAS No. 133 to financial quarters and financial years beginning after June 15, 2000. The Company does not typically enter into arrangements that would fall under the scope of SFAS No. 133 and thus, management believes that the adoption of SFAS No. 133 will not have a significant impact on the Company's financial condition and results of operations.

6. MERGER

Pursuant to an Agreement and Plan of Merger dated December 8, 1998 (the "Merger Agreement"), the Company completed a merger on June 11, 1999, with three subsidiaries (collectively referred to as the "Contributed Subsidiaries") of Zuellig Group N.A, Inc. ("ZGNA") and Zuellig Botanicals, Inc. ("ZBI"). Two subsidiaries of ZGNA, Wilcox and ZetaPharm and one subsidiary of ZBI, ZBE merged with three wholly owned subsidiaries of the Company which were created for the purpose of the Merger. The Contributed Subsidiaries were the surviving corporations and became wholly owned subsidiaries of the Company as a result of the Merger.

At the closing of the Merger, the Company issued 2,515,349 shares of its common stock to ZGNA and ZBI, which constituted 49% of the outstanding shares. After the closing, the Company's existing officers and public shareholders own 51.0% of the combined company, while ZGNA owns 49.0%. The number of shares that were issued to ZGNA is subject to downward adjustment under certain circumstances. Simultaneously with the Merger, the Company effected a one-for-four reverse stock split. The reverse stock split was implemented in order to satisfy NASDAQ's listing requirements. All share and per share information has been adjusted for the reverse stock split.

The Merger was treated as a purchase of the Contributed Subsidiaries for accounting purposes. Goodwill of $23,953,397 was recognized and will be amortized over a twenty year period. Goodwill was computed as follows:

Common stock issued                                    1,913,640    <F1>
Fair value per share                                       17.98    <F2>
Fair value of common stock issued                    $34,408,523
Cost associated with the transaction                   1,793,387
Total consideration                                   36,201,910
Fair value of the excess of identifiable assets
   acquired over liabilities assumed by Hauser       (12,248,513)
Goodwill                                              23,953,397

<F1> Represents total common stock issued in connection with the Merger, less 601,709 shares held in escrow in accordance with The Escrow Agreement, described in Part 2, Item 2.3 and incorporated by reference.
<F2> Fair value per share computed based on the average closing price for three days prior and three days after the announcement of the Merger, after consideration of the effect of the 1:4 reverse stock split which occurred concurrent with the closing of the Merger.

The following pro forma unaudited consolidated results of operations for the three months ended July 31, 1999, and 1998 have been prepared assuming the Merger occured on May 1, 1998. These pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisition taken effect on May 1, 1998.

                                                July 31
                                          1999          1998
Revenue                                   $20,539,488   $29,656,773
Cost of Revenue                            20,333,792    24,748,024
Gross Profit                                  205,696     4,908,749
Operating Expenses                          5,341,061     5,061,835
Loss From Operations                      $(5,135,365)  $  (153,086)
Net Loss                                  $(5,750,447)  $  (796,564)
Net Loss Per Share Basic and Diluted      $     (1.12)        (0.16)
Weighted Average Shares
   Outstanding, Basic and Diluted           5,133,510     5,132,614

7. DISCONTINUED ACTIVITIES

Prior to the Merger, in the third quarter fiscal 1999, the Company discontinued its paclitaxel related activities. In the quarter ended January 31, 1999, the Company incurred a one-time charge to earnings of $25,600,000. The change and the results of paclitaxel activities have been included in the continuing operations because paclitaxel activities did not constitute a separate business segment of the Company. In February 1999, the Company signed a contract for the sale of its paclitaxel inventory as part of the planned closure of the paclitaxel business. The purchase agreement will gross approximately $9,500,000 to the Company over the first six to nine months of fiscal 2000 and is contingent upon the Company delivering the product in final form within agreed upon specifications. As of July 31, 1999, shipments of paclitaxel under the above referenced purchase agreement totaled $4,200,000. The Company has negotiated settlement of its yew tree cultivation agreements and termination of a multi year non-exclusive agreement to supply paclitaxel to a customer. These agreements are contingent upon contractual performance by third parties assuming Hauser's obligations under these settlement agreements. The Company anticipates completion of its exit of the paclitaxel business by January 31, 2000.

8. OTHER COSTS OF REVENUE AND OTHER OPERATING CHARGES

During the first quarter of fiscal 2000, the Company took a charge to earnings of $3,581,560. The charge to cost of revenues of $2,767,560 was recorded to write-off advance payments made for the purchase of raw material and to reduce the value of certain raw materials related to Natural Products to net realizable value. The Company also recorded a charge to operating expenses in the amount of $814,000 related to the payment of post-merger severance costs, asset abandonment and reserves for leases on obsolete equipment.

Offsetting the above charges in cost of revenues was the reversal of a reserve of $3,535,759 of the provision established in connection with the termination of cultivar contracts.

9. SUPPLEMENTAL CASH FLOW INFORMATION

The following schedule summarizes non-cash transactions for the quarter ended July 31, 1999:

Increase in goodwill                                          $ 23,953,397
Reclassification from of merger costs from prepaid
   expenses to goodwill                                         (1,793,387)
Increase in net assets (Contributed Subsidiaries')              12,248,513
Increase in common stock                                            (2,515)
Increase in additional paid in capital                         (34,406,367)

10. OPERATING SEGMENTS

The Company's three business segments are; natural product processing, technical services, and fine chemicals and excipients, each having a separate management team and infrastructure offering different products and services, and utilizing different marketing strategies to target customers. Included in corporate and other are the results of the Company's paclitaxel related activities, which are being terminated. Selected condensed financial information from the Company's business segments are as follows:

                                                 Three Months Ended July 31, 1999

                            Natural         Technical                       Corporate
                            Products        Services        Fine Chemicals  and Other      Total Hauser
Revenue                     $  4,655,373    $  3,808,272    $  5,043,163    $ 4,180,509    $17,687,317
Cost of revenues               7,302,608       3,111,729       4,282,770        644,750     15,341,857
Gross profit (loss)           (2,647,235)        696,543         760,393      3,535,759      2,345,460
Operating expenses             1,233,339       1,122,313         535,357      1,308,309      4,199,318
Operating income (loss)     $ (3,880,574)   $   (425,770)   $    225,036    $ 2,227,450    $(1,853,858)
Assets                      $ 43,820,330    $ 11,381,000    $ 12,075,205    $35,404,492    $102,681,027


                                                 Three Months Ended July 31, 1998

                            Natural         Technical                       Corporate
                            Products        Services        Fine Chemicals  and Other      Total Hauser
Revenue                     $  2,492,235    $  3,968,466    $        -      $   590,717    $ 7,051,418
Cost of revenues               1,852,505       2,903,418             -          633,024      5,388,947
Gross profit (loss)              639,730       1,065,048             -          (42,307)     1,662,471
Operating expenses               684,168         674,013             -        1,346,884      2,705,065
Operating income (loss)     $    (44,438)   $    391,035    $        -      $(1,389,191)   $(1,042,594)
Assets                      $ 26,658,000    $ 12,006,000    $        -      $28,888,957    $67,552,957

Part 1, Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company operates in three business segments; natural product processing, technical services, and fine chemicals and excipients. Prior to fiscal 2000 the Company began the process of exiting its paclitaxel related activities.

RESULTS OF CONTINUING ACTIVITIES:

The results of continuing activities exclude paclitaxel related activities, as discussed in Note 7 to the financial statements. Additionally, the following discussion of results of operations is based on a comparison of proforma fiscal 2000 operating results to the proforma fiscal 1999 operating data because management believes the merger has made comparision of actual results between quarters meaningless.

REVENUES. A breakout of the Company's revenues by product and service is as follows:

                                                Three months ended July 31,
                                                1999          1998
Natural products (includes herbal extracts,
   natural flavor extracts, food ingredients
   and raw botanicals)                          $ 8,572,121   $14,521,114
Technical services (includes Hauser
   Laboratories and Shuster Laboratories, Inc.)   3,808,272     3,968,466
Fine chemicals and excipients                     8,159,095    11,167,193
                                                $20,539,488   $29,656,773

Total revenues decreased by 31% to $20,539,488 in the first quarter of fiscal 2000 from $29,656,773 in the first quarter of the prior fiscal year.

Natural Product revenues decreased by 41% to $8,572,121 in the first quarter of fiscal 2000 from $14,521,114 in the first quarter of the prior fiscal year. This decrease is attributable primarily to reduced revenues generated by Wilcox due to continued softness in the dietary supplement market. Additionally, herbal extract sales have decreased from the prior year as customers continue to carry high inventories.

Technical Service revenues decreased by 4% to $3,808,272 in the first quarter of fiscal 2000 from $3,968,466 in the first quarter of the prior fiscal year. The decrease in technical service revenues is attributed to the significant technical service resources which have been utilized in the process of exiting the paclitaxel business. It is expected that these resources will be utilized to generate technical service revenue upon completion of the Company's exit from the paclitaxel business.

Fine Chemical and Excipient revenues decreased by 27% to $8,159,095 in the first quarter of fiscal 2000 from $11,167,193 in the first quarter of the prior fiscal year. This decrease is due to a reduction in generic active ingredient revenues, offset partially by increases in fine chemical and excipient revenues.

GROSS PROFIT. Gross profit decreased by 24% to $3,741,455 in the first quarter of fiscal 2000 from $4,908,749 in the first quarter of the prior year. Included in gross profit in the quarter ended July 31, 1999 is a charge for write-downs of inventories and other assets totaling $2,767,560. This charge was offset by a reversal of a reserve of $3,535,759 established in connection with termination of cultivar contracts.

Excluding the impact of the above referenced items, the gross profit percentage of 15% in the quarter ended July 31, 1999 has deteriorated from the gross profit percentage of 17% for the same period in the prior year. This decrease can be attributed primarily to reduced production volumes, related to the reduced sales of herbal extracts, which resulted in unfavorable manufacturing variances.

OPERATING EXPENSES. Operating expenses in the quarter ended July 31, 1999 include a charge of $814,000 relating to post-merger severance costs, asset abandonment and reserves for leases on obsolete equipment. Excluding the impact of this charge, operating expenses decreased by 5% to $4,527,061 in the quarter ended July 31, 1999 from $5,098,644 in the same period in the prior year. This decrease is primarily results from a reduction of general and administrative expenses.

INTEREST INCOME/EXPENSE. Interest expense increased by 82% to $592,082 in the quarter ended July 31, 1999 from $325,761 in the same period in the prior year. The increase in interest expense is due to the increased debt levels in the current year.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. The Company's primary cash needs are for working capital and capital expenditures. The Company expects to meet its liquidity requirements through cash flow from operations and the Credit Facility.

As of July 31, 1999, the Company's borrowings exceeded the borrowing base by $3,008,000, and the Company was in technical default of one financial covenant under the Credit Facility. The Company has received a waiver of these defaults from its lenders and is engaged in discussions with its lenders concerning various technical amendments to the Credit Facility which would cure the technical default.

Total cash and cash equivalents were $1,378,756 at July 31, 1999 compared to $3,610,825 at April 30, 1999.

Cash used in operating activities for the quarter ended July 31, 1999 was $2,696,558. This amount is comprised primarily of a net loss of $2,215,230, a reversal of accrued exit costs of $3,537,203 and decreases in accounts payable and customer deposits of $1,483,612 and $2,940,920, respectively. The use of cash was partially offset by depreciation and amortization of $2,593,550, and decreases in deposits, accounts receivable and inventory of $1,153,187, $317,245 and $3,870,431, respectively.

Cash used in investing activities is comprised of capital expenditures of $2,095,295, offset by a reduction in restricted cash of $567,032.

Cash provided by financing activities relates primarily to net funds provided in connection with the Company's Credit Facility.

Management believes that current cash reserves, the new Credit Facility and funds generated from earnings are sufficient to meet the Company's liquidity needs within the next twelve months and on a long-term basis.

WORKING CAPITAL. Working capital as of July 31, 1999 was $19,390,113 as compared to $10,715,970 as of April 30, 1999. The increase is primarily attributable to changes in current assets and liabilities related to the merger.

INCOME TAXES. The Company has a net deferred tax asset of $15,665,180 that has been reduced by a valuation allowance of $12,140,707 as of July 31, 1999. Included in deferred tax assets at July 31, 1999, are federal net operating loss carry forwards of approximately $24,800,000, income tax credits of approximately $544,000 and alternative minimum tax credits of approximately $1,400,000. Realization is dependent on generating sufficient taxable income or realization of future taxable temporary difference prior to expiration of the carry forwards. Although, realization is not assured, management believes it is more likely than not the recorded net deferred tax asset will be realized.

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

BACKLOG. Backlog of unfilled sales orders was $4,500,000 of as July 31, 1999, compared to $1,600,000 as of April 30, 1998. Backlog consists of unfilled sales orders for herbal extracts and flavors products.


Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of changes in United States interest rates. These exposures are directly related to the Company's fixed and variable rate borrowings used to fund its operations. Historically and as of July 31, 1999, the Company has not used derivative instruments or engaged in hedging activities.

The interest payable on the Company's revolving line of credit is variable based on the prime rate and/or LIBOR, and is therefore, affected by changes in market interest rates. At July 31, 1999, approximately $2,600,000 was outstanding with an interest rate of 7.25% (prime plus 0.75%), and approximately $28,000,000 was outstanding with an interest rate of 6.81% (LIBOR plus 1.50%). Should the Company be required to obtain financing for the existing line elsewhere, or should the Company's liquidity needs exceed amounts available under this line of credit, the interest rate to replace the credit facilities might be significantly higher. For example, if the interest rate on the Company's line of credit had been 2% higher for its quarter ended July 31, 1999, the Company would have incurred additional interest expense of approximately $153,000, on a proforma basis, with an associated $.04 increase in the per share loss for the quarter. Therefore, the Company's exposure to changes in interest rates will be significant until such time as its operating results permit it greater access to other lenders and lending instruments on terms equivalent or superior to those available under its current lending agreement.

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

The Company recognizes the importance of readiness for Y2K and has given it high priority. The Company created a corporate-wide Y2K team to represent all company business and staff units. The team is headed by the Company's Director of Information Technology. The team's objective is to ensure an uninterrupted transition to the year 2000 by assessing, testing and modifying information technology ("IT") and non-IT systems so that (a) they would perform as intended, regardless of the date (before, during and after December 31, 1999), and (b) dates could be processed (before, during and after December 31, 1999 and including February 29, 2000) with expected results ("Year 2000 Compliant").

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

IT Systems - The Company is using both internal and external resources to remediate and test millions of lines of application software code. As of August 31, 1999, approximately 99 percent of the core IT systems (e.g., general ledger, payroll, procurement, and order management) that were deemed "Vital" or "Critical" are Year 2000 Compliant.

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

Third Parties - In addition to internal Y2K IT and non-IT remediation activities, the Company is in contact with key suppliers and with customers to minimize potential disruptions in the relationships between the Company and these important third parties related to the Y2K issue. The Company has also categorized supplies purchased from vendors into three categories:
"Vital" (disruption of supply stops the business operation and no short-term solution is available); "Critical" (disruption of supply is inconvenient to the business operation and a short-term solution is available); and "Marginal" (disruption of supply is inconsequential to the business operation). The Company has focused its efforts on those vendors that supply goods or services deemed "Vital" to the Company's business. All vendors categorized as "Vital" or "Critical" have responded confirming that they are fully Y2K Compliant. While the Company cannot guarantee compliance by third parties, the Company has developed contingency plans with its key suppliers that include availability of appropriate inventories of supplies in the event the supplier is not Y2K Compliant.

Contingency Planning - The Company has prepared contingency plans specifying what the Company will do if failures occur in IT and non-IT systems, or if important third parties are not Y2K Compliant. The Company has finalized contingency plans company-wide for its IT and non-IT systems.

Costs - From the project inception through July 31, 1999, the Company has spent $300,000 out of a total estimate of approximately $360,000 related to Y2K readiness. These costs include the costs incurred for external consultants and professional advisors and the costs for software and hardware. The Company's process for tracking internal costs does not capture all of the costs incurred for each of the employees working on the Y2K project. Such internal costs are principally the related payroll costs for its information technology group and other employees who worked on the Y2K project. The Company is expensing as incurred all costs related to the assessment and remediation of the Y2K issue. These costs are being funded through operating cash flows.

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

The Company cannot determine the impact of these potential developments on the current estimate of probable total cost of making its IT and non-IT systems Y2K Compliant. Accordingly, the Company is not able to estimate possible future costs beyond the current estimates. As new developments occur, these cost estimates may be revised to reflect the impact of these developments on the costs to the Company of making its IT and non-IT systems Y2K Compliant. Such cost revisions could have a material adverse impact on the Company's net income in the quarterly period in which they are recorded. Although the Company considers it unlikely, such revisions could also have a material effect on the consolidated financial position or annual results of operations of the Company

FORWARD-LOOKING STATEMENTS
Certain oral and written statements of management of the Company included in the Form 10-Q and elsewhere may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations. The forward-looking statements included herein and elsewhere are based on current expectations that involve judgments which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Part 2.
Item 1   Legal Proceedings.
         None

Item 2   Changes in Securities.
         On June 11, 1999, as part of the Merger, the Company issued 2,515,349 shares of its common stock to ZGNA and ZBI in exchange for the Contributed Subsidiaries. The shares were sold in a transaction exempt from registration requirements pursuant to 4(2) of the Securities Act of 1933.

Item 3.   Defaults Upon Senior Securities.
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          On June 11, 1999, the Company held a special meeting of its shareholders at which the shareholders approved the Merger Agreement and the issuance by the Company to ZGNA and ZBI shares of common stock, par value $.001 per share, representing 49% of the issued and outstanding shares after giving effect to such issuance. Additionally, the shareholders approved a resolution of the Board of Directors of the Company that effected a reverse stock split whereby 4 shares of the outstanding common stock would be exchanged for ones share of common stock. The results of the votes were as follows:

Proposal              For         Against     Abstentions
Merger Agreement      6,662,596     877,186    79,169
Reverse Stock Split   6,460,485   1,101,861   110,004

Item 5.   Other Information.
          None

Item 6.   Exhibits and Reports on Form 8-K.
          (a)   Exhibits
2.1   Agreement and Plan of Merger
      Incorporated by reference as Exhibit 2.1 to Form 10-Q dated October 31, 1998, and amended as Appendix B to Definitive Proxy Statement dated May 11, 1999

2.2   Form of Agreement Regarding Employees
      Incorporated by reference as Exhibit 2.2 to Form 10-Q dated October
      31, 1998

2.3   Form of Escrow Agreement
      Incorporated by reference as Exhibit 10.2 to Form 10Q-A dated January 31, 1999

2.4   Form of Governance Agreement
      Incorporated by reference as Exhibit 2.4 to Form 10-Q dated October 31, 1998, and amended as Appendix C to the Definitive Proxy Statement dated May 11, 1999

2.5   Inventory Purchase Agreement
      Incorporated by reference as Exhibit 2.5 to Form 10Q dated October
      31, 1998

2.6   Agreement for Option to Acquire Powders Business
      Incorporated by reference as Exhibit 2.6 to Form 10-Q dated October
      31, 1998

2.7   Registration Rights Agreement
      Incorporated by reference as Exhibit 2.7 to Form 10-Q dated October
      31, 1998

2.8   Sourcing Agreement dated June 11, 1998
      Incorporated by reference as Exhibit 2.8 to Form 10-Q dated October
      31, 1998

10.1 Credit Agreement dated as of June 11, 1999 among Hauser, Inc., Zuellig Botanical Extracts, Inc., Zetapharm, Inc., Wilcox Drug Company, Inc., Shuster Laboratories, Inc. and Wells Fargo Bank, N.A. Incorporated by reference as Exhibit 10.1 to Form 10-K dated July 29, 1999

10.2   Revolving Credit Note dated June 11, 1999
       Incorporated by reference as Exhibit 10.2 to Form 10-K dated July
       29, 1999

10.3   Term Note dated June 11, 1999
       Incorporated by reference as Exhibit 10.3 to Form 10-K dated July
       29, 1999

10.4 Security Agreement dated June 11, 1999 among Hauser, Inc., Shuster Laboratories, Inc. and Wells Fargo Bank, N.A. Incorporated by reference as Exhibit 10.4 to Form 10-K dated July 29, 1999

10.5 Collateral Assignment of Trademarks, Trademark Applications, Patent and Patent Applications dated June 11, 1999 Incorporated by reference as Exhibit 10.5 to Form 10-K dated July 29, 1999

10.6 Collateral Assignment of Patents and Patent Applications dated June 11, 1999 Incorporated by reference as Exhibit 10.6 to Form 10-K dated July 29, 1999

10.7 Amended and Restated Security Agreement dated as of June 11, 1999, among Zuellig Botanical Extracts, Inc., Wilcox Drug Company, Inc., Zetapharm, Inc., and Wells Fargo Bank, N.A. Incorporated by reference as Exhibit 10.7 to Form 10-K dated July 29, 1999

10.8 Pledge and Security Agreement dated June 11, 1999 Incorporated by reference as Exhibit 10.8 to Form 10-K dated July 29, 1999

10.9 Deed of Trust, Assignment of Rents, Security Agreement and Financing Statement dated June 11, 1999 Incorporated by reference as Exhibit
       10.9 to Form 10-K dated July 29, 1999

   (b)   Reports on Form 8-K
      (1)   Report on Form 8-K dated June 25, 1999.

FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAUSER, INC.


Date:  September 14, 1999
/s/Dean P. Stull
   Chairman of the Board and Co-Chief Executive Officer

Date:  September 14, 1999
/s/Volker Wypyszyk
   President and Co-Chief Executive Officer

Date:  September 14, 1999
/s/Ralph L. Heimann
   Chief Financial Officer and Treasurer