Form 10-K/A
period 1999-04-30
HAUSER INC
filed 1999-10-27
CIK 773723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended April 30, 1999   Commission File No. 0-17174

                  HAUSER, INC.
(Exact name of registrant as specified in its charter)

Colorado                                   84-0926801
(State or other jurisdiction of           (I.R.S. Identification Number)
 incorporation or organization)

5555 Airport Blvd., Boulder, Colorado               80301
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code (303) 443-4662

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act:  None.


Title of each class               Name of each exchange on which registered
Common Stock, par value $0.001 per share             Nasdaq National Market

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes   __    No _X_

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the common stock held by non-affiliates as of September 30, 1999 was $9,248,346.90.

As of September 30, 1999, there were 5,183,785 shares of common stock outstanding.

EXPLANATORY NOTE
This Form 10-K/A amends Items 10, 11, 12 and 13 of the Annual Report on Form 10-K for the year ended April 30, 1999 filed by Hauser, Inc. (the "Company") on July 29, 1999. In that report, these items were incorporated by reference from the Company's proxy statement, which was expected to be filed by August 28, 1999. Because the Company's proxy statement had not been finalized by August 28, 1999, Items 10, 11, 12 and 13 of Form 10-K are being filed via this Form 10-K/A.

TABLE OF CONTENTS
PART III

10.   Directors and Executive Officers of the Registrant      1
11.   Executive Compensation                                  2
12.   Security Ownership of Certain Beneficial
          Owners and Management                               9
13.   Certain Relationships and Related Transactions         10


RECENT DEVELOPMENTS
Pursuant to an Agreement and Plan of Merger dated December 8, 1998 (the "Merger Agreement"), the Company completed a merger on June 11, 1999, with three subsidiaries (collectively, the "Contributed Subsidiaries") of Zuellig Group N.A., Inc. ("ZGNA") and Zuellig Botanicals, Inc. ("ZBI"). The Contributed Subsidiaries were the surviving corporations and became wholly owned subsidiaries of the Company as a result of the merger. In consideration for the stock of the Contributed Subsidiaries, the Company issued 2,515,351 shares of common stock to ZGNA and ZBI, which shares constitute 49% of the outstanding shares of the Company. As part of the merger, Volker Wypyszyk, President of ZGNA, became Co-Chief Executive Officer with Dean P. Stull, and the Company's Board of Directors was increased from seven to nine directors comprised of three continuing company directors, three ZGNA nominated directors and three independent directors.

Additionally, on June 11, 1999, the Company effected a 1 for 4 reverse stock split. All per share information in this amendment is presented after giving effect to the reverse split.

PART III
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

Rudolfo C. Bryce            Age 55                     Director since 1999
Mr. Bryce has served as a Director of the Company since June 1999. Mr. Bryce served as Chairman of Schering-Plough Health Care Products and Executive Vice President of Schering-Plough Corporation until December 31, 1998. Mr. Bryce has been a director of Noven Pharmaceuticals since 1998 and is a Trustee of St. Mary's University, San Antonio, Texas.

William E. Coleman, Ph.D.   Age 65                     Director since 1988
Dr. Coleman has served as a Director of the Company since February 1988. Dr. Coleman is Chairman of Colorado Venture Management, Inc., an investment and project management firm. Dr. Coleman is a Director of B.I., Inc., a company that designs, manufactures, markets and supports electronic monitoring systems. Dr. Coleman has a Ph.D. in Organic Chemistry.

Herbert Elish               Age 65                     Director since 1999
Mr. Elish has served as a Director of the Company since June 1999. Mr. Elish was the Chief Executive Officer of Weirton Steel Corporation from 1987 until December 31, 1995. Currently, Mr. Elish is Director of The Carnegie Library of Pittsburgh and a Director of Hampshire Group Limited, an apparel manufacturer.

James R. Mellor             Age 68                     Director since 1999
Mr. Mellor has served as a Director of the Company since June 1999. Mr. Mellor was Chairman and Chief Executive Officer of General Dynamics Corporation before retiring in May 1997. Currently, Mr. Mellor is a Director of General Dynamics Corporation, Bergen Brunswig Corporation, Computer Sciences Corporation and Howmet International Corporation. Mr. Mellor also serves as a Director and the Chairman of USEC, Inc.

Robert F. Saydah            Age 72                     Director since 1994
Mr. Saydah has served as a Director of the Company since January 1994. Mr. Saydah has been a Managing Partner of Heidrick & Struggles, a publicly held international executive search consulting firm, since May 1992. Previously, Mr. Saydah held general management positions for the Lederle Laboratories Division of American Cyanamid Company.

Harvey L. Sperry            Age 69                     Director since 1999
Mr. Sperry has served as a Director of the Company since June 1999. Mr. Sperry is a Partner of the law firm of Willkie Farr & Gallagher. Mr. Sperry is a Director of Hampshire Group Limited, an apparel manufacturer.

Dean P. Stull, Ph.D.        Age 49                     Director since 1983
Dr. Stull has served as a Director since 1983. He was Chief Executive Officer and Chairman of the Board from 1983 to June 1999. Since June 1999, Dr. Stull has been Chairman of the Board and Co-Chief Executive Officer of the Company. Dr. Stull has a Ph.D. in Physical Organic Chemistry.

Volker Wypyszyk             Age 53                     Director since 1999
Mr. Wypyszyk has been a Director, President and Co-Chief Executive Officer of the Company since June 1999. Since 1983, Mr. Wypyszyk has been President and Chief Executive Officer of Zuellig Group N.A., Inc. which owns all of the capital stock of ZBI (See Security Ownership And Certain Beneficial Owners And Management).

Peter Zuellig               Age 48                     Director since 1999
Mr. Zuellig has been a Director since June 1999. Mr. Zuellig has served as Chief Executive Officer of Interpacific Holding, Limited, the holding company for Zuellig Companies (other than Zuellig Group, N.A., Inc. and its subsidiaries) for more than the past five years. Mr. Zuellig is also a Director of Zatpack, Inc. and the Chairman and Director of Zuellig Group N.A., Inc.

Executive Officers

The following sets forth the names of the executive officers of the Company who are not Directors of the Company, their respective positions with the Company and business experience and background.

Ralph L. Heimann became Chief Financial Officer of the Company in June 1999. Since 1987, Mr. Heimann has served as Chief Financial Officer of ZGNA. Mr. Heimann has also served as President of Zuellig Botanicals, Inc., a subsidiary of ZGNA, which distributes raw botanical powders to manufacturers of dietary supplements worldwide.

Philip H. Katz has served as President of Shuster Laboratories, Inc., since January 1996. Prior to that he was the President of Shuster's Food and Pharmaceutical division.

Brian Hufford has served as Executive Vice President of Manufacturing of the Company since February, 1999. Prior to February 1999, Mr. Hufford served as Executive Vice-President of Operations at Murdock, Madaus, Schwabe, Inc., a large dietary supplement consumer products company for the period from 1996 to 1999. Prior thereto Mr. Hufford was Senior Director - Manufacturing of Schering-Plough Corporation.

Compliance with Section 16(a) of the Securities and Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires The Company's directors, executive officers and holders of more than 10% of the Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company common stock. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to the fiscal year ended April 30, 1999, to the best of the Company's knowledge, the Company's directors, officers and holders of more than 10% of the Common Stock complied with all Section 16(a) filing requirements.

ITEM 11.    EXECUTIVE COMPENSATION

The following table contains information concerning annual and long-term compensation for the chief executive officer during Fiscal 1999 and each of the other four most highly compensated executive officers of the Company who were serving as executive officers at the end of Fiscal 1998 (the "Named Executive Officers") for services rendered in all capacities during the fiscal years 1999, 1998, and 1997.

Compensation Table
                                                                         Long Term Compensation Awards
                                                                         Restricted       Securities
Name and                      Fiscal      Annual Compensation            Stock            Underlying      All Other
Principal Positions           Year     Salary ($)       Bonus ($)        Award(s) ($)     Options(#)      Compensation ($)

Dean P. Stull<F1>             1999     $200,000          -                -                25,001<F2>      -
Chief Executive Officer       1998      155,500          -                -               17,500<F2>       -
  and Chairman                1997      155,500          -                -                6,250<F2>       -

Randy J. Daughenbaugh<F3>     1999     $145,000          -                -                6,251<F4>       -
Executive Vice Pres./Chief    1998      138,500          -                -                3,575<F4>       -
  Technical Officer           1997      138,500          -                -                2,275<F4>       -

Brian Hufford<F5>             1999     $ 36,346<F6>      -                -                -                -
Executive Vice President
Manufacturing

Philip A. Katz                1999     $120,838          61,001<F7>       -                2,174            3,495<F8>
President                     1998      117,500          29,410<F7>       -                1,000            4,212<F8>
Shuster Laboratories, Inc.    1997      117,500          22,057<F7>       -                   88           38,408<F8>

Martin C. Wehr<F9>            1999     $160,000          -                -               12,501<F11>      -
Chief Operating Officer       1998      140,000         $20,000<F10>     $14,175<F10>     52,500<F11>     $60,617<F12>
                              1997       35,000          -                10,350<F10>     50,000<F11       -

<F1> As of June 11, 1999, Dr. Stull and Volker Wypyszyk have served as Co-Chief
Executive Officers of the Company. Additionally, Dr. Stull currently serves as Chairman of the Board of the Company.
<F2> Of these shares, 25,001, 12,500 and 6,250 options were performance options based upon operating income objectives for fiscal 1999, 1998 and 1997.
<F3> As of June 11, 1999, Mr. Daughenbaugh became a consultant to the Company.
<F4> Of these shares 6,251, 1,000 and 1,500 options were performance options based upon operative income objectives for fiscal
1999, 1998 and 1997.
<F5> Mr. Hufford commenced employment as Executive Vice President of Manufacturing of the Company on February 10, 1999.
<F6> As of April 30, 1999, Mr. Hufford received $36,346.21 in compensation.
<F7> The bonuses represent earn-out payments in connection with the Company's acquisition of Shuster Laboratories, Inc. in
1995. The fiscal year 1999 payment is the last payment due to Mr. Katz.
<F8> The bonuses represent phantom stock payments made to Mr. Katz for his phantom stock in Shuster. The Shuster Phantom Stock
Plan was a bonus plan through which the individuals earned an equity interest in Shuster. The payments were made monthly. The individuals are also entitled to share in an earnout which may be paid to former shareholders of Shuster. No earnout was paid during 1998, 1997, or 1996.
<F9> On June 11, 1999, the Company elected, in accordance with the employment agreement of Mr. Wehr, to terminate Mr. Wehr's employment.
<F10> Represents grants of restricted stock based upon the fair market value on the date of grant and cash monies from original employment agreement.
<F11> Of these shares, 12,051 and 9,375 options were performance options based upon operating income objectives for fiscal
1999 and 1998/1997.
<F12> Represents relocation expenses paid to Mr. Wehr.

Option Grants in Last Fiscal Year

                               Number of    Percentage of                                         Potential Realizable Value
                               Securities   Total Options              Market                     at Assumed Annual Rate of
                               Underlying   Granted to      Exercise   Price on                   Stock Price Appreciation
                               Options      Employee in     Price      Date of     Expiration     for Option Term
                               Grated(#)    Fiscal Year     ($/sh)     Grant       Date           5%($)          10%($)
Dean P. Stull<F1>              25,001<F2>    34.347%         $23.380    $23.380     06/24/2008     367,603.62    931,579.73

Randall J. Daughenbaugh<F3>     6,251<F4>     8.587%         $23.380    $23.380     06/24/2008      91,911.93    232,922.88
                                   50<F5>     0.069%          15.250     15.250     12/30/2008         479.53      1,215.23
                                   50<F5>     0.069%          10.750     10.750     04/06/2009         338.03        856.64

Brian E. Hufford<F6>               -0-          -0-              -0-        -0-                           -0-           -0-

Philip H. Katz                  2,174<F7>     2.987%         $23.380    $23.380     06/24/2008      31,965.53     81,006.93

Martin C. Wehr<F8>             12,501<F9>    17.174%         $23.380    $23.380     06/24/2008     183,809.15    465,808.50

<F1> As of June 11, 1999, Dr. Stull and Volker Wypyszyk have served as
Co-Chief Executive Officer of the Company. Additionally, Dr. Stull currently serves as and Chairman of the Board of the Company.
<F2> 5,000 options became immediately vested and exercisable on the date of grant, June 24, 1998. As of June 11, 1999, the remaining 20,001 became immediately vested and exercisable due to a change in control of the Company in connection with the Company's acquisition of the Contributed Subsidiaries.
<F3> As of June 11, 1999, Mr. Daughenbaugh became consultant to the Company.
<F4> 1,250 options became immediately vested and exercisable on the date of grant, June 24, 1998. As of June 11, 1999, the remaining 5,001 became immediately vested and exercisable due to a change in control of the Company in connection with the Company's acquisition of the Contributed Subsidiaries.
<F5> These options were granted to Mr. Daughenbaugh in connection with patents registered and became immediately vested and exercisable upon the date of their grant.
<F6> Mr. Hufford commenced employment as Executive Vice President of
Manufacturing of the Company on February 10, 1999.
<F7> As of June 11, 1999, 2,174 options became immediately vested and exercisable due to a change in control of the Company in connection with the Company's acquisition of the Contributed Subsidiaries.
<F8> On June 11, 1999, the Company elected, in accordance with the employment agreement of Mr. Wehr, to terminate Mr. Wehr's employment.
<F9> 2,500 options became immediately vested and exercisable on the date of grant, June 24, 1998. As of June 11, 1999, the remaining 10,001 became immediately vested and exercisable due to a change in control of the Company in connection with the Company's acquisition of the contributed subsidiaries.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values

The following table shows with respect to the Company's Named Executive Officers, (a) the number of shares exercised during the fiscal year, (b) the dollar value realized upon exercise (c) the total number of unexercised stock options and (d) the aggregate dollar value of in-the-money, unexercised options held at the end of the fiscal year.

                                Shares                      Number of Securities Underlying    Value of Unexercised In-The-
                                Acquired on  Value          Unexercised Options at FY End (#)  Money Options at FY End ($)
                                Exercise #   Realized ($)   Exercisable   Unexercisable      Exercisable   Unexercisable
Dean P. Stull<F1>               0            $   -          29,235        37,501<F2>         $   -         $   -
Randall J. Daughenbaugh<F3>     0            $   -          17,333         7,728<F4>         $   -         $   -
Brian E. Hufford<F5>            0            $   -               -              -            $   -         $   -
Philip H. Katz                  0            $   -             754         2,508<F6>         $   -         $   -
Martin C. Wehr<F7>              0            $   -          14,903        23,223<F8>         $   -         $   -

<F1> As of June 11, 1999, Dr. Stull and Volker Wypyszyk have served as Co-Chief Executive Officers of the Company.
Additionally, Dr. Stull currently serves as Chairman of the Board of the Company.
<F2> As of June 11, 1999, 20,001 options became immediately vested and exercisable due to a change in control of the Company in connection with the Company's acquisition of the Contributed Subsidiaries.
<F3> As of June 11, 1999, Mr. Daughenbaugh became consultant to the Company.
<F4> As of June 11, 1999, 5,001 options became immediately vested and exercisable due to a change in control of the Company in connection with the Company's acquisition of the Contributed Subsidiaries.
<F5> Mr. Hufford was employed as Executive Vice President of Manufacturing of the Company on February 10, 1999.
<F6> As of June 11, 1999, 2,174 options became immediately vested and exercisable due to a change in control of the Company in connection with the Company's acquisition of the Contributed Subsidiaries.
<F7> On June 11, 1999, the Company elected, in accordance with the employment agreement of Mr. Wehr, to terminate Mr. Wehr's employment.
<F8> As of June 11, 1999, 10,001 options became immediately vested and exercisable due to a change in control of the Company in connection with the Company's acquisition of the Contributed Subsidiaries.

The fair market value of Company Common Stock at April 30, 1999, measured as the average between the high and low trade of Common Stock on such date, was $2.313 per share.

Director Compensation

During fiscal 1999, the Company's non-employee directors as a group were granted options to purchase a total of 4,474 shares of Common Stock for services rendered to the Company at an average price of $22.87 per share (100% of fair market value on the date of grant). Directors receive an option to purchase 75 shares for Board service and options to purchase 38 shares for attendance at each meeting of the Board, and each committee thereof. The options are exercisable for a five-year period.

In May 1992, the Board of Directors approved a two-step plan to compensate outside Directors. The plan includes options for Board and committee service as discussed above, and an annual cash payment of $10,000 per outside Director plus an annual payment of $2,500 for a committee chairman. During fiscal 1999, the Company's five outside directors received cash compensation of approximately $50,826.50 in the aggregate pursuant to this plan.

Compensation Committee Interlocks and Insider Participation

During fiscal year ended April 30, 1999, Messrs. Coleman, Stanley J. Cristol, Saydah and Bert M. Tolbert comprised the Company's Compensation Committee. All were non-employee directors. None of the members of the Compensation Committee have ever been officers of the Company.

Compensation Committee Report on Compensation of Executive Officers of The
Company

The Compensation Committee of the Board of Directors and the Company's Chief Executive Officer have furnished the following joint report on executive compensation. The specific responsibility of the Chief Executive Officer to furnish information to the Compensation Committee has been outlined below. During fiscal 1999, the Compensation Committee established salaries and bonus compensation for the Chief Executive Officer, two Vice Presidents, the Chief Financial Officer and the Corporate Secretary.

Executive Officer Compensation

The Committee has responsibility for making decisions with regards to compensation and compensation policy. The Committee's first objective is to provide a strong and direct link among shareholder value, Company performance and executive compensation. The second objective is to promote long-term, stable growth and development. The Committee believes that the Company's corporate development is dependent on its ability to attract and retain high quality people. The Chief Executive Officer's responsibility is to evaluate for the Compensation Committee the individual performance of the executive officers, other than himself. He is also asked to report on the performance reviews of these officers to the Compensation Committee and make suggestions of the percentage of discretionary cash and discretionary stock bonuses to be awarded.

The Company's compensation program consists of three key elements: base salary, short term discretionary bonuses and profit sharing, plus long term discretionary incentive stock option awards. Compensation for the Company's executive officers involves a high proportion of pay which is at risk, a variable bonus based on individual performance, and stock options, which directly relate a portion of the officer's compensation to the long-term stock price appreciation realized by the Company's shareholders. The executive officers also participate in a 401(k) retirement plan and a medical insurance plan with other employees.

Base Salary. The Compensation Committee's policy is to provide compensation competitive within the Denver/Boulder metropolitan area while giving consideration to national compensation. The committee also considers the salary recommendations and performance reviews submitted by the Chief Executive Officer.

In evaluating the performance of the executive officers other than the Chief Executive Officers, the committee considered individual leadership skills, business development skills, management skills, external relations and communication skills. The executive officers' individual contribution to corporate financial results for the fiscal year, including revenue growth and changes in net income and earnings per share, were also evaluated. In addition, extraordinary management and supervisor responsibilities were taken into consideration. The Compensation Committee then makes a subjective determination with respect to compensation increases for the executive officers. The Compensation Committee made no changes to the base salary of the named executive officers during fiscal 1999.

Discretionary Cash Bonuses Paid in Fiscal 1999. During fiscal 1998, the Compensation Committee developed a series of specific goal-oriented compensation awards for fiscal 1999. Fiscal 1999 awards for these executives were based on achieving operating income goals, which were not met. After reviewing the Company's annual report and audited financial statements for the fiscal year ended April 30, 1999, the Compensation Committee awarded no cash bonuses for fiscal 1999.

The Compensation Committee instructs the Chief Executive Officer to complete performance evaluations for each of the executive officers other than himself. The performance evaluations by the Chief Executive Officer consists of reports to the Compensation Committee, including recommendations as to stock and cash bonuses to be awarded. In evaluating these performance, the Chief Executive Officer measures leadership, strategic planning, financial results, business development, management skills, external relations and communication skills. The Compensation Committee evaluates these performance reviews. Factors, other than the report of the Chief Executive Officer, reviewed by the Compensation Committee include increased management or supervisory responsibilities and the direct impact of the departments supervised by those executive officers on the net sales, operating income and earnings per share of the Company.

Stock Options. It is the Compensation Committee's policy that a significant portion of the total compensation package for its executive officers will be derived from stock options.

During any fiscal year, executive officers of the Company may receive incentive stock options or non-qualified stock options based on performance. Discretionary stock options distributed to the named executive officers were determined by the Compensation Committee and were based upon the same performance review criteria previously stated. The number of options granted were based upon the individual executive's performance during the fiscal year, anticipated future contributions based on that performance, and the officer's ability to impact corporate financial results. Additional factors considered by the Committee included increased management or supervisory responsibilities and the direct impact of the departments supervised by those executive officers on the net sales, operating income and earnings per share of the Company. During fiscal 1999, executive officers received stock options to purchase 46,027 shares at an average price of $23.36.

Discretionary stock option awards granted to the named executives during fiscal 1999, for fiscal 1998 performance, were determined based upon the Chief Executive Officer's evaluation report to the Committee of individual performances, plus the Compensation Committee's knowledge of the performance of the senior executive officers.

The Compensation Committee regularly reviews other possible forms of incentive compensation and modifies or supplements the existing programs when appropriate. The stock awards continue the Committee's policy that officers of the Company should have a strong motivation to enhance the Company's stock value.

Chief Executive Officer Compensation

As Chief Executive Officer, Dr. Stull was compensated based on a review of his performance by the Compensation Committee. The increase in Dr. Stull's base salary and the number of options granted to him was based on a subjective determination by the Compensation Committee of Dr. Stull's overall performance. The key factors measured by the Committee in determining Dr. Stull's compensation package was its assessment of his ability and dedication to enhancing the long-term value of the Company.

Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code") limits to $1 million the amount of compensation deductible by a public company paid to its Named Executive Officers. Because none of the Named Executive Officers has compensation from the Company in excess of $1 million, the Company has not yet formulated a policy with respect to the deduction limitations of Section 162(m) of the Code.

Summary

The Compensation Committee will continue to review the Company's executive compensation programs to assure that such programs are consistent with the objective of providing competitive executive compensation which will permit the Company to obtain and retain the services of those individuals requisite to establishing shareholder value.

     By the Compensation Committee

     Dr. Bert M. Tolbert, Chairman
     Dr. William E. Coleman, Director
     Dr. Stanley J. Cristol, Director
     Mr. Robert F. Saydah, Director
     and by Dr. Dean P. Stull, Chief Executive Officer, for the limited purposes stated above.

Employment Contracts

Stull Employment Agreement. On June 11, 1999, the Company and Dean P. Stull entered into an employment agreement pursuant to which Mr. Stull receives an annual base salary of $200,000 and incentive compensation as determined by the Compensation Committee. Mr. Stull's employment agreement may be terminated by the Company without cause provided that for a period of 24 months after such termination Mr. Stull receives an amount equal to his salary, incentive compensation paid to him for the prior fiscal year and benefits provided at termination.

Wypyszyk Employment Agreement. On June 11, 1999, the Company and Volker Wypyszyk entered into an employment agreement pursuant to which Mr. Wypyszyk receives an annual base salary of $200,000 and incentive compensation as determined by the Compensation Committee. Mr. Wypyszyk's employment agreement may be terminated by the Company without cause provided that for a period of 24 months after such termination Mr. Wypyszyk receives an amount equal to his salary, incentive compensation paid to him for the prior fiscal year and the benefits provided at termination.

Heimann Employment Agreement. On June 11, 1999, the Company and Ralph L. Heimann entered into an employment agreement pursuant to which Mr. Heimann receives an annual base salary of $160,000 and incentive compensation as determined by the Compensation Committee. Mr. Heimann's employment agreement may be terminated by the Company without cause provided that for a period of 12 months after such termination Mr. Heimann receives an amount equal to his salary, incentive compensation paid to him for the prior fiscal year and the benefits provided at termination.

Shareholder Return

The following chart compares the cumulative total return to shareholders over the past five years for a holder of the Company's Common Stock against the cumulative total return of the NASDAQ Stock Market-US Index and the S & P Chemicals (Specialty) Index. The chart depicts the value on April 30, 1999, of a $100 investment made on April 30, 1994.

The value of a stock over time is affected by many factors, including the Company's earnings. The decline in the stock price in August 1993, occurred after Bristol-Myers Squibb Company failed to renew the Company's contract. A primary objective of the Company since August 1993 has been to diversify into natural ingredients markets. The Company's revenue mix is currently made up of sales of natural ingredients, technical services and pharmaceuticals.

Comparison of Five-Year Cumulative Total Return

Among Hauser, Inc., The NASDAQ Stock Market (U.S.) Index and the S&P Chemicals (Specialty) Index

[Caption]

Measurement period Hauser - NASDAQ - U.S. S&P Specialty

4/94      100    100     100
4/95      54     116     111
4/96      78     166     135
4/97      78     175     262
4/98      95     262     356
4/99      30     356     160

* $100 invested on 4/30/94 in stock or index - including reinvestment of dividends. Fiscal Year Ending April 30.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT The following table sets forth as of September 30, 1999, and giving effect to the Merger, the number of shares of Common Stock owned by any person who is known by Hauser to be the beneficial owner of more than 5% of Hauser's voting securities, by all individual Directors, by the Company's Co-Chief Executive Officers and the three executives with annual base salaries of $100,000 or more, and by all Executive Officers and Directors as a group:

                                                        Amount and Nature of
Name of Beneficial Owner                                Beneficial Ownership<F1>     Percent of Class

Directors:

Dean P. Stull<F2>                                       104,728                       2.0%
William E. Coleman<F3>                                   19,445                        (*)
Robert F. Saydah<F4>                                      7,986                        (*)
Rudolfo C. Bryce<F5>                                        113                        (*)
Herbert Elish<F6>                                           113                        (*)
James R. Mellor<F7>                                         113                        (*)
Harvey L. Sperry<F8>                                     10,113                        (*)
Volker Wypyszyk<F9>                                         625                        (*)
Peter Zuellig<F10>                                          113                        (*)

Executive Officers:

Ralph L. Heimann                                              0                        (*)
Brian E. Hufford                                              0                        (*)
Philip H. Katz<F11>                                       4,178                        (*)


All Officers and Directors as a Group: (14 persons)     149,821                       2.9%

5% Shareholders:
Fidelity Management & Research Company<F12>             288,825                       5.6%
T. Rowe Price Associates<F13>                           320,525                       6.2%
ZBI<F14>                                              1,383,443                      26.7%
ZGNA<F15>                                             1,131,908                      22.0%
___________

*   Indicates less than 1%.

<F1> Includes the following number of shares which could be acquired within 60 days through the exercise of stock options
(including options which accelerated as a result of the Merger): Dr. Stull, 57,236 shares;
Mr. Saydah, 5,861 shares and all directors and officers as a group, 76,065 shares.
<F2> Their business address is 5555 Airport Boulevard, Boulder, CO 80301.
<F3> Includes 11,090 shares owned by Dr. Coleman directly, 1 share owned by CVM Equity Fund II, Ltd., of which Dr. Coleman is a general partner; 1,174 shares owned by Colorado Venture Management, Inc., of which Dr. Coleman is Chairman; and shares which could be acquired within 60 days through the exercise of options to purchase 7,181 shares held by CVM, Inc. Dr. Coleman's address is Colorado Venture Management, Inc., 4845 Pearl East Circle, Suite 300, Boulder, CO 80301.
<F4> Mr. Saydah's address is Heidrick & Struggles, 2493 Biltmore Dr., Alamo, CA 94507.
<F5> Mr. Bryce's address is One Charlotte Hill Drive, Bernardsville, NJ 07924.
<F6> Mr. Elish's address is 4400 Forbes Avenue, Pittsburgh, PA 15231.
<F7> Mr. Mellor's address is 32161 South Coast Highway, Laguna Beach, CA 92651.
<F8> Mr. Sperry's address is 787 Seventh Ave., New York, NY 10019.
<F9> Mr. Wypyszyk's address is 2550 El Presidio St., Long Beach, CA 90810.
<F10> Mr. Zuellig's address is 18-F, The Hong Kong Club Building, 3A Charter Road, Central, Hong Kong.
<F11> Mr. Katz's address is Shuster, Inc., Quincy Research Park, 5 Hayward St., Quincy, MA 02171.
<F12> The business address for Fidelity Management & Research Company is 82 Devonshire Street, Boston, MA 02109.
<F13> The business address for T. Rowe Price Associates, Inc., is 100 E. Pratt Street, Baltimore, MD 21202.
<F14> ZBI is a wholly-owned subsidiary of ZGNA.
<F15> ZGNA is a wholly-owned subsidiary of Zatpack Inc. an international business company organized under the laws of the
British Virgin Islands ("Zatpack"). Zatpack has 100 shares of common stock issued and outstanding, which is divided into three classes. 49 shares of Zatpack Class A common stock are held by the Stephen Zuellig Issue Trust for the benefit of Stephen
Zuellig's descendants. 49 shares of Zatpack Class B common stock are held by the Gilbert Zuellig Issue Trust for the benefit of Gilbert Zuellig's descendants. 2 shares of Zatpack Class C common stock are held by the Peter Zuellig and Thomas Zuellig
Trust for the benefit of Peter Zuellig, the eldest son of Stephen Zuellig, and Thomas Zuellig, the eldest son of Gilbert
Zuellig. The trustee for each trust is the Bermuda Trust Company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Pursuant to an Inventory Purchase Agreement between the Company and Zuellig Group N.A., Inc., dated December 8, 1998, the Company sold raw materials and finished goods inventory to Zuellig Group N.A., Inc. for approximately $3,000,000.

On June 11, 1999, the Company and Zuellig Group N.A., Inc. entered into an Agreement to Acquire Powders Business from Zuellig Botanicals, Inc. (the "Powders Option"). The Powders Option grants the Company the right to purchase the powders business from Zuellig Botanicals, Inc., including without limitation all assets related thereto and all associated liabilities.

On June 11, 1999, the Company and Zuellig Botanicals, Inc. entered into an Agreement Regarding Employees, pursuant to which certain employees will provide sales and marketing services to Zuellig Botanicals, Inc. and the Company and be employed and compensated by the Company and ZBI, respectively, when performing such services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October 18, 1999

HAUSER, INC.

By:  /s/ Dean P. Stull
         Co-CEO/Chairman

By:  /s/ Volker Wypyszyk
         Co-CEO/President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                                      Date
/s/ Dean P. Stull           Chairman of the Board of Directors,        10/18/99
                            Co-Chief Executive Officer
                            (Principal Executive Officer)

/s/ Volker Wypyszyk         Co-Chief Executive Officer,                10/18/99
                            President,(Principal Executive
                            Officer) and Director

/s/ Ralph L. Heimann        Chief Financial Officer and                10/18/99
                            Treasurer (Principal Financial and
                            Accounting Officer)

/s/ Herbert Elish           Director                                   10/18/99

/s/ James R. Mellor         Director                                   10/18/99

/s/ Harvey Sperry           Director                                   10/18/99