Form 10-Q
period 1999-10-31
HAUSER INC
filed 1999-12-15
CIK 773723

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________________

FORM 10-Q

QUARTERLY REPORT UNDER
TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended October 31, 1999
Commission File     No. 0-17174

HAUSER, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE           (State or other jurisdiction
                    ofincorporation or organization)

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
Yes   __    No _X_

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value                        5,133,510
Class                          Outstanding at October 31, 1999

Part 1.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated Statements of Operations (Unaudited) -
Three and six months ended October 31, 1999 and
October 31, 1998                                            1

Consolidated Balance Sheets -
October 31, 1999 (unaudited) and April 30, 1999             2

Consolidated Statements of Cash Flows (unaudited) -
Six months ended October 31, 1999 and October 31, 1998      3

Notes to Consolidated Financial Statements                4-9

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations           10-16

Part 2.  OTHER INFORMATION

Item 1.  Legal Proceedings.                                 17

Item 2.  Changes in Securities.                             17

Item 3.  Defaults Upon Senior Securities.                   17

Item 4.  Submission of Matters to a Vote
         of Security Holders.                               17

Item 5.  Other Information.                                 17

Item 6.  Exhibits and Reports on Form 8-K.               17-18

SIGNATURE PAGE                                              19

HAUSER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

                               Three months ended              Six months ended
                               October 31,                     October 31,
                               1999            1998            1999            1998
REVENUES:
Natural products processing    $ 9,344,656     $ 3,849,658     $14,000,029     $ 6,341,893
Technical services               4,628,010       4,344,013       8,436,282       8,312,479
Fine Chemicals and Excipients    8,227,006                      13,270,169             -
Paclitaxel                       4,202,723       1,405,358       8,383,232       1,996,075
Total revenues                  26,402,395       9,599,029      44,089,712      16,650,447

COST OF REVENUES:
Natural products processing      7,794,073       2,808,722      12,329,121       4,661,227
Technical services               3,287,451       3,034,502       6,399,180       5,937,920
Fine Chemicals and Excipients    6,685,730             -        10,968,500             -
Paclitaxel                       4,202,723         707,575       8,383,232       1,340,599
Other costs of revenues                -               -          (768,199)
Total cost of revenues          21,969,977       6,550,799      37,311,834      11,939,746

GROSS PROFIT                     4,432,418       3,048,230       6,777,878       4,710,701

OPERATING EXPENSES:
  Research and development         236,559         496,942         502,076         817,898
  Sales and marketing            1,306,913         796,997       2,330,196       1,496,197
  General and administrative     2,765,114       1,616,977       4,861,632       3,301,886
  Other cost of revenues               -               -           814,000             -
Total operating expenses         4,308,586       2,910,916       8,507,904       5,615,981

INCOME (LOSS) FROM OPERATIONS      123,832         137,314      (1,730,026)       (905,280)

OTHER INCOME (EXPENSE):
  Interest income                   41,140          22,754          62,186          49,808
  Interest expense                (584,451)       (133,094)       (943,869)       (179,478)
  Other                             12,519          42,037         (10,481)         42,037
Other income (expense) - net      (530,792)        (68,303)       (892,164)        (87,633)

INCOME (LOSS) BEFORE INCOME TAXES (406,960)         69,011      (2,622,190)       (992,913)


INCOME TAX BENEFIT                     -               -               -               -

NET INCOME (LOSS)                $(406,960)        $69,011     $(2,622,190)      $(992,913)

INCOME (LOSS) PER SHARE:

BASIC                            $(0.08)           $0.03       $(0.57)         $(0.38)

DILUTED                          $(0.08)           $0.03       $(0.57)         $(0.38)


WEIGHTED AVERAGE SHARES OUTSTANDING :

BASIC                            5,133,510       2,616,115       4,573,024       2,616,880

DILUTED                          5,133,510       2,616,330       4,573,024       2,616,880

See notes to consolidated financial statements.

HAUSER, INC.
CONSOLIDATED BALANCE SHEETS

                                                                October 31,       April 30,
ASSETS                                                          1999              1999
                                                                (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                     $  1,824,876      $  3,610,825
  Restricted cash                                                        -             567,032
  Accounts receivable, less allowance for doubtful accounts:
      October 31, 1999, $775,795; April 30, 1999, $158,421        17,771,449         6,812,444
  Income taxes receivable                                            305,774               -
  Inventory, at cost                                              30,572,588         9,665,832
  Inventory, at net realizable value                                     -           6,034,525
  Prepaid expenses and other                                       1,477,028           292,808
  Net deferred income tax assets                                   2,881,575         2,313,594
        Total current assets                                      54,833,290        29,297,060

PROPERTY AND EQUIPMENT
  Land and buildings                                               8,600,713         7,692,252
  Lab and processing equipment                                    26,461,973        23,972,862
  Furniture and fixtures                                           4,230,556         3,970,364
        Total property and equipment                              39,293,242        35,635,478
  Accumulated depreciation and amortization                      (22,237,725)      (19,064,412)
        Net property and equipment                                17,055,517        16,571,066

OTHER ASSETS:
  Goodwill, less accumulated amortization:
      October 31, 1999, $1,407,636; April 30, 1999, $847,509      24,766,741         1,373,471
  Deposits                                                           489,064         1,953,041
  Net deferred income tax asset                                      642,899           642,899
  Other                                                              103,481            66,000
        Total other assets                                        26,002,185         4,035,411

TOTAL                                                            $97,890,992       $49,903,537

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                              $  3,953,140      $  2,953,559
  Current portion of long term debt                               27,660,240         6,750,342
  Accrued salaries and wages                                       1,617,488         1,347,040
  Deposits                                                           510,658         3,807,798
  Accrued exit costs                                                 499,139         3,537,203
  Other accrued liabilities                                          727,807           185,148
        Total current liabilities                                 34,968,472        18,581,090

LONG TERM LIABILITIES                                                299,976           486,596

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value; 50,000,000 shares authorized;
     shares issued: October 31, 1999, 5,133,510;
     April 30, 1999, 2,618,017                                         5,134             2,618

  Additional paid-in capital                                      93,296,765        58,890,398
  (Accumulated deficit) retained earnings                        (30,679,355)      (28,057,165)
        Net stockholders' equity                                  62,622,544        30,835,851

TOTAL                                                            $97,890,992       $49,903,537

See notes to consolidated financial statements.

HAUSER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS-Unaudited
                                                                Six months ended October 31,
                                                                1999              1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash  provided by (used in) operating activities                 507,647        (2,144,900)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                             (1,270,580)       (1,466,111)
  Net change in restricted cash                                      567,032          (419,550)
Net cash used in investing activities                               (703,548)       (1,885,661)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in bank line of credit                               (6,000,000)        4,500,000
  Proceeds from bank line of credit                                4,596,572               -
  Repayments of long-term debt                                      (186,620)          (64,560)
  Proceeds from issuance of common stock and warrants                    -              15,757
Net cash (used in) provided by financing activities               (1,590,048)        4,451,197

Net (decrease) increase in cash and cash equivalents              (1,785,949)          420,636

Cash and cash equivalents, beginning of year                       3,610,825         2,081,796

Cash and cash equivalents, end of period                        $  1,824,876      $  2,502,432

See notes to consolidated financial statements.

HAUSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF OCTOBER
31, 1999 AND APRIL 30, 1999 AND FOR THE THREE AND SIX MONTH
PERIODS ENDED OCTOBER 31, 1999 AND 1998 (UNAUDITED)

1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly Hauser, Inc.'s ("Hauser" or "the Company") financial position as of October 31, 1999, and the results of its operations and its cash flows for the periods ended October 31, 1999 and 1998. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain fiscal 1999 amounts have been reclassified to conform to the fiscal 2000 presentation.

Basis of Consolidation - The accompanying financial statements include the accounts of Hauser and its wholly owned subsidiaries: Botanicals International Extracts, Inc. ("BIE"), formerly known as Zuellig Botanical Extracts, Inc., Shuster Laboratories, Inc. ("Shuster"), Wilcox Natural Products Inc., ("Wilcox") formerly knows as Wilcox Drug Company, Inc., and ZetaPharm, Inc. ("ZetaPharm"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Inventories, at cost, are classified as follows:

                              October 31,         April 30,
                              1999                1999
Raw materials and supplies    $  2,971,307        $ 2,694,883
Work in process                  6,558,511          3,562,967
Finished goods                  21,042,770          3,407,982
Total inventories             $ 30,572,588        $ 9,665,832


Bulk paclitaxel held for sale as of October 31, 1999 and April
30, 1999, at a net realizable value of $0 and $6,034,525, respectively, is not included in the table above. As of October 31, 1999 and April 30, 1999, this included bulk paclitaxel finished goods of $0 and $3,234,121 and bulk paclitaxel work-in-process of $0, and $2,800,404, respectively.

3. DEBT
Notes payable and long-term debt consisted of the following:

                        October 31, 1999    April 30, 1999
Line of Credit          $ 27,088,364        $ 6,000,000
Capital Leases               871,852          1,236,938
Total                     27,960,216          7,236,938
Less current portion      27,660,240          6,750,342
Long Term debt          $    299,976        $   486,596

On June 11, 1999 the Company obtained financing from Wells Fargo Bank, NA for an aggregate amount of $45,000,000, to be guaranteed by each of its subsidiaries. The borrowings consist of a revolving line of credit up to $35,000,000 for general working capital purposes maturing two years after the loan closing, and a $10,000,000 non-revolving term loan to finance the acquisition of fixed assets with a draw down period of two years and a maturity date of five years following the loan closing (collectively, the "Credit Facility"). The Company also assumed approximately $22,000,000 of BIE, Wilcox and ZetaPharm (collectively referred to as the "Contributed Subsidiaries") bank debt. The Credit Facility includes a $1,000,000 sublimit for the issuance of commercial letters of credit up to 150 days in term. The advance rates for the revolving facility are 80% of eligible accounts receivable and 50% of eligible inventory. Inventory collateral for loan purposes may not exceed $20,000,000. As of October 31, 1999, the company's borrowing base eligibility totaled $28,093,000. The Credit Facility is secured by all of the Company's assets. Additionally, the Credit Facility contains affirmative and negative covenants, including certain financial covenants. On October 29, 1999, the Credit Facility was amended pursuant to which, among other things, (a) certain financial covenants were amended to be less restrictive, (b) an over-advance was approved in the amount of $2,500,000 through December 31, 1999, $1,500,000 from January 1, 2000 through April 30, 2000, and $1,000,000 from May 1, 2000 through June 30, 2000, (c) for the revolving loan, the interest rates were increased for LIBOR based borrowings from LIBOR plus 1.50% to LIBOR plus 1.95%, and for Prime rate based borrowings from Prime less .75% to Prime less .25%, and (d) for the term loan fixed asset facility, the interest rate was increased for LIBOR based borrowings from LIBOR plus 1.75% to LIBOR plus 2.20% and for Prime rate based borrowings from Prime less .50% to the Prime interest rate. A commitment fee of .25% per annum is charged on the unused portion of the term loan fixed asset commitment.

4. EARNINGS (LOSS) PER SHARE
The Company calculates basic earnings (loss) per share by dividing the net earnings or loss by the weighted average number of shares of common stock outstanding. Diluted earnings
(loss) per share is determined by dividing the net earnings or loss by the sum of (1) the weighted average number of common shares outstanding and (2) if not antidilutive, the effect of outstanding warrants and stock options determined utilizing the treasury stock method. For the six and three months ended October 31, 1999, no options were excluded from the calculation of diluted loss per share. For the six and three months ended October 31, 1998, 3,251 and zero options were excluded from the calculation.
The following table sets forth a reconciliation of the earnings per share calculation.

                                Three months ended October 31
                                1999                                 1998
                                Income       Shares      Per Share   Income    Shares       Per Share
Basic EPS ---                   $ (406,960)  $5,133,510  $ (0.08)    $ 69,011  $ 2,616,115  $   0.03
Effect of dilutive securities:
Stock options outstanding                                                              215
Diluted EPS ---                 $ (406,960)  $5,133,510  $ (0.08)    $ 69,011  $ 2,616,330  $   0.03


                                Six months ended October 31
                                1999                                 1998
                                Income       Shares      Per Share   Income    Shares       Per Share
Basic EPS ---                   $(2,622,190) $4,573,024  $ (0.57)    $992,913  $ 2,616,880  $(0.38)
Effect of dilutive securities:
Stock options outstanding
Diluted EPS ---                 $(2,622,190) $4,573,024  $ (0.57)     $992,913 $ 2,616,880  $ (0.38)

5. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Stndards No. 137, "Accounting for Derivative instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An amendment of FASB Statement No. 133" ("SFAS No. 137"). SFAS No. 137 delays the effective date of SFAS No. 133 to financial quarters and financial years beginning after June 15, 2000. The Company does not typically enter into arrangements that would fall under the scope of SFAS No. 133 and thus, management believes that the adoption of SFAS No. 133 will not have a significant impact on the Company's financial condition and results of operations.

6. MERGER

Pursuant to an Agreement and Plan of Merger dated December 8, 1998 (the "Merger Agreement"), the Company completed a merger on June 11, 1999, with three subsidiaries of Zuellig Group N.A, Inc. ("ZGNA") and Zuellig Botanicals, Inc. ("ZBI"). Two subsidiaries of ZGNA, Wilcox and ZetaPharm and one subsidiary of ZBI, BIE merged with three wholly owned subsidiaries of the Company (the "Merger"), which were created for the purpose of the Merger. The Contributed Subsidiaries were the surviving corporations and became wholly owned subsidiaries of the Company as a result of the Merger.

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

The Merger was treated as a purchase of the Contributed
Subsidiaries for accounting purposes. Goodwill of $23,953,397 was recognized and will be amortized over a twenty-year period. Goodwill was computed as follows:

Common stock issued                    1,913,640  (1)<F1>
Fair value per share                       17.98  (2)<F2>
Fair value of common stock issued    $34,408,523
Cost associated with the transaction   1,793,387
Total consideration                   36,201,910
Fair value of the excess of
identifiable assets acquired over
liabilities assumed by Hauser        (12,248,513)
Goodwill                              23,953,397

<F1>(1)   Represents total common stock issued in connection
with the Merger, less 601,709 shares held in escrow in accordance with The Escrow Agreement, described in Part 2,
Item 2.3 and incorporated by reference.
<F2>(2)   Fair value per share computed based on the average
closing price for three days prior and three days after the announcement of the Merger, after consideration of the effect of the 1:4 reverse stock split which occurred concurrent with the closing of the Merger.

The following pro forma unaudited consolidated results of operations for the three and six months ended October 31, 1999, and 1998 have been prepared assuming the Merger occurred on May 1, 1998. These pro forma results do not include the results of paclitaxel related activities and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition taken effect on May 1, 1998.

                                        Three months ended           Six months ended
                                        October 31,                  October 31,
                                        1999           1998          1999           1998
Revenue                                 $22,199,672    $25,730,042   $42,739,160    $55,386,815
Cost of Revenue                          17,767,254     20,160,337    38,101,046     45,002,155
Gross Profit                              4,432,418      5,569,705     4,638,114     10,384,660
Operating Expenses                        4,308,586      5,218,593     9,649,647     10,186,634
Loss From Operations                    $   123,832    $   351,112   $(5,011,533)   $   198,026
Net Income (Loss)                       $  (406,960)   $   228,876   $(6,157,407)   $  (567,688)
Diluted Net Loss Per Share              $     (0.08)   $      0.05   $     (1.20)   $     (0.11)
Weighted Average Shares
   Outstanding, Diluted                   5,133,510      5,131,681     5,133,510      5,132,231

7. DISCONTINUED ACTIVITIES

Prior to the Merger, in the third quarter of the fiscal year ended April 30, 1999, the Company discontinued its paclitaxel related activities. In the quarter ended January 31, 1999, the Company incurred a one-time charge to earnings of $25,600,000. The charge and the results of paclitaxel activities have been included in the continuing operations because paclitaxel activities did not constitute a separate business segment of the Company. In February 1999, the Company signed a contract for the sale of its paclitaxel inventory as part of the planned closure of the paclitaxel business. Under the purchase agreement, the company will receive approximately $9,500,000 in the first six to nine months of the fiscal year ending March 31, 2000 and is contingent upon the Company delivering the product in final form within agreed upon specifications. As of October 31, 1999, shipments of paclitaxel under the above referenced purchase agreement totaled $8,383,232. The Company has negotiated settlement of its yew tree cultivation agreements and termination of a multi year non-exclusive agreement to supply paclitaxel to a customer. The Company anticipates completion of its exit of the paclitaxel business by January 31, 2000.

8. OTHER COSTS OF REVENUE AND OTHER OPERATING CHARGES

During the first quarter of the fiscal year ending March 31, 2000, the Company took a charge to earnings of $3,581,560. The charge to cost of revenues of $2,767,560 was recorded to write-off advance payments made for the purchase of raw material and to reduce the value of Natural Products inventory to net realizable value. The Company also recorded a charge to operating expenses in the amount of $814,000 related to the payment of post-merger severance costs, asset abandonment and reserves for leases on obsolete equipment.

Offsetting the above charges in cost of revenues was the reversal of $3,535,759 of the provision established in connection with the termination of yew tree cultivation contracts.

9. OPERATING SEGMENTS

The Company's three business segments are; Natural Products, Technical Services, and Fine Chemicals and Excipients.
Included in corporate and other are the results of the Company's paclitaxel related activities, which are being terminated. Selected condensed financial information from the Company's business segments are as follows:

                         Three Months Ended October 31, 1999
                         Natural       Technical     Fine Chemicals   Corporate     Total
                         Products      Services      and Excipients   and other     Hauser
Revenue                  $ 9,344,656   $ 4,628,010   $ 8,227,006      $ 4,202,723   $26,402,395
Cost of revenues           7,794,073     3,287,451     6,685,730        4,202,723    21,969,977
Gross profit (loss)        1,550,583     1,340,559     1,541,276              -       4,432,418
Operating expenses         1,405,932     1,200,309     1,015,579          686,766     4,308,586
Operating income (loss)  $   144,651   $   140,250   $   525,697      $  (686,766)  $   123,832
Assets                   $45,673,559   $10,026,877   $11,268,058      $30,922,498   $97,890,992

                         Three Months Ended October 31, 1998
                         Natural       Technical     Fine Chemicals   Corporate     Total
                         Products      Services      and Excipients   and other     Hauser
Revenue                  $ 3,849,658   $ 4,344,013   $       -        $ 1,405,358   $ 9,599,029
Cost of revenues           2,808,722     3,034,502           -            707,575     6,550,799
Gross profit (loss)        1,040,936     1,309,511           -            697,783     3,048,230
Operating expenses           801,480       587,951           -          1,521,485     2,910,916
Operating income (loss)  $   239,456   $   721,560   $       -        $  (823,702)  $   137,314
Assets                   $29,296,482   $11,265,321   $       -        $31,822,643   $72,384,446

                         Six Months Ended October 31, 1999
                         Natural       Technical     Fine Chemicals   Corporate     Total
                         Products      Services      and Excipients   and other     Hauser
Revenue                  $14,000,029   $ 8,436,282   $13,270,169      $ 8,383,232   $44,089,712
Cost of revenues          15,096,681     6,399,180    10,968,500        4,847,473    37,311,834
Gross profit (loss)       (1,096,652)    2,037,102     2,301,669        3,535,759     6,777,878
Operating expenses         2,639,271     2,322,622     1,550,936        1,995,075     8,507,904
Operating income (loss)  $(3,735,923)  $  (285,520)  $   750,733      $ 1,540,684   $(1,730,026)

                         Six Months Ended October 31, 1998
                         Natural       Technical     Fine Chemicals   Corporate     Total
                         Products      Services      and Excipients   and other     Hauser
Revenue                  $ 6,341,893   $ 8,312,479   $       -        $ 1,996,075   $16,650,447
Cost of revenues           4,661,227     5,937,920           -          1,340,599    11,939,746
Gross profit (loss)        1,680,666     2,374,559           -            655,476     4,710,701
Operating expenses         1,485,648     1,261,964           -          2,868,369     5,615,981
Operating income (loss)  $   195,018   $ 1,112,595   $       -        $(2,212,893)  $  (905,280)

Part 1, Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF CONTINUING ACTIVITIES:

The results of continuing activities exclude paclitaxel related activities, as discussed in Note 7 to the financial statements. Additionally, the following discussion of results of operations is based on a comparison of pro forma fiscal year ending March 31, 2000 operating results to the pro forma fiscal year ended March 30, 1999 operating data because management believes the Merger has made comparison of actual results between quarters meaningless.

Comparison of the three months ended October 31, 1999 to the three months ended October 31, 1998:

REVENUES. The Company's revenues by product and services are as follows:

                                Three months ended
                                October 31,
                                1999           1998
Natural Products                $ 9,344,656    $14,687,759
Technical Services                4,628,010      4,344,013
Fine Chemicals and Excipients     8,227,006      6,698,270
                                $22,199,672    $25,730,042

Total revenues decreased by 14% to $22,199,672 in the second quarter of the fiscal year ending March 31, 2000 from $25,730,042 in the second quarter of the prior fiscal year.

Natural Products revenues decreased by 36% to $9,344,656 in the second quarter of the fiscal year ending March 31, 2000 from $14,687,759 in the second quarter of the prior fiscal year. This decrease is attributable primarily to reduced sales volume generated by Wilcox due to continued softness in the dietary supplement market. Additionally, herbal extract sales have decreased from the prior year as customers continue to carry high inventories.

Technical Service revenues increased by 7% to $4,628,010 in the second quarter of the fiscal year ending March 31, 2000 from $4,344,013 in the second quarter of the prior fiscal year. The increase in Technical Service revenues is attributed primarily to increased fee rates.

Fine Chemical and Excipient revenues increased by 23% to $8,227,006 in the second quarter of the fiscal year ending March 31, 2000 from $6,698,270 in the second quarter of the prior fiscal year. This increase is due to increased demand for fine chemicals and excipients.

GROSS PROFIT. Gross profit decreased by 20% to $4,432,418 in the second quarter of the fiscal year ending March 31, 2000 from $5,569,705 in the second quarter of the prior year. This decrease can be attributed primarily to reduced production, related to the reduced sales of herbal extracts, which resulted in unfavorable manufacturing variances.
Additionally, reduced sales by Wilcox contributed to the reduced gross profit.

OPERATING EXPENSES. Operating expenses decreased by 17% to $4,308,586 in the quarter ended October 31, 1999 from $5,218,593 in the same period in the prior year. This decrease primarily results from a reduction of general and administrative expenses.

INTEREST INCOME/EXPENSE. Interest expense increased by 39% to $584,451 in the quarter ended October 31, 1999 from $419,953 in the same period in the prior year. The increase in interest expense is due to the increased debt.

Comparison of the six months ended October 31, 1999 to the six months ended October 31, 1998:

REVENUES. The Company's revenues by product and services are as follows:

                                Six months ended
                                October 31,
                                1999            1998
Natural Products                $17,916,777     $29,208,873
Technical Services                8,436,282       8,312,479
Fine Chemicals and Excipients    16,386,101      17,865,463
                                $42,739,160     $55,386,815

Total revenues decreased by 23% to $42,739,160 in the first half of the fiscal year ending March 31, 2000 from $55,386,815 in the first half of the prior fiscal year.

Natural Products revenues decreased by 39% to $17,916,777 in the first half of the fiscal year ending March 31, 2000 from $29,208,873 in the first half of the prior fiscal year. This decrease is attributable primarily to reduced sales volume generated by Wilcox due to continued softness in the dietary supplement market. Additionally, herbal extract sales have been slow during the first half of the fiscal year ending March 31, 2000 as customers continue to carry high inventories.

Technical Service revenues increased by 2% to $8,436,282 in the first half of the fiscal year ending March 31, 2000 from $8,312,479 in the first half of the prior fiscal year. The increase in Technical Service revenues is attributed to increased revenue-generating activities in the second quarter, partially offset by the utilization of significant Technical Service resources in the process of exiting the paclitaxel business.

Fine Chemical and Excipient revenues decreased by 8% to $16,386,101 in the first half of the fiscal year ending March 31, 2000 from $17,865,463 in the first half of the prior fiscal year. This decrease is due to a reduction in generic active ingredient revenues, offset partially by increases in the sale of other Fine Chemical and Excipient products.

GROSS PROFIT. Gross profit decreased by 21% to $8,173,873 in the first half of the fiscal year ending March 31, 2000 from $10,384,660 in the first half of the prior year. During the first quarter of the fiscal year ending March 31, 2000, the Company recorded a charge for write-downs of inventories and other assets totaling $2,767,560. This charge was offset by a reversal of a reserve of $3,535,759 established in connection with termination of yew tree cultivation agreements.

Excluding the impact of the above referenced items, the gross profit percentage of 17% in the six months ended October 31, 1999 has deteriorated from the gross profit percentage of 19% for the same period in the prior year. This decrease can be attributed primarily to reduced production because of reduced sales of herbal extracts, which resulted in unfavorable manufacturing variances.

OPERATING EXPENSES. Operating expenses decreased by 5% to $9,649,647 in the six months ended October 31, 1999 from $10,186,634 in the same period in the prior year. This decrease is primarily results from a reduction of general and administrative expenses.

INTEREST INCOME/EXPENSE. Interest expense increased by 54% to $1,145,874 in the six months ended October 31, 1999 from $745,714 in the same period in the prior year. The increase in interest expense is due to the increased debt.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. The Company's primary cash needs are for working capital and capital expenditures. The Company expects to meet its liquidity requirements through cash flow from operations and the Credit Facility.

Total cash and cash equivalents were $1,824,876 at October 31, 1999 compared to $3,610,825 at April 30, 1999.

Cash provided by operating activities for the six months ended October 31, 1999 was $507,647. This amount is comprised primarily of a net loss of $2,622,190, a reversal of accrued exit costs of $3,535,759 and decreases in accounts payable and customer deposits of $2,111,879 and $3,297,140, respectively. The use of cash was offset by depreciation and amortization of $2,308,722, and decreases in deposits, accounts receivable and inventory of $1,668,364, $3,028,294 and $5,635,646, respectively.

Cash used in investing activities is comprised of capital expenditures of $1,270,580, offset by a reduction in restricted cash of $567,032.

Cash provided by financing activities relates primarily to net funds provided in connection with the Company's Credit
Facility.

Management believes that current cash reserves, the Credit
Facility and funds generated from earnings are sufficient to meet the Company's liquidity needs within the next twelve months and on a long-term basis.

WORKING CAPITAL. Working capital as of October 31, 1999 was
$19,864,818 as compared to $10,715,970 as of April 30, 1999.
The increase is primarily attributable to changes in current assets and liabilities related to the merger.

INCOME TAXES. The Company has a net deferred tax asset of approximately $15,800,000 that has been reduced by a valuation allowance of approximately $12,300,000 as of October 31, 1999. Included in deferred tax assets at October 31, 1999, are federal net operating loss carry forwards of approximately $27,000,000, income tax credits of approximately $544,000 and alternative minimum tax credits of approximately $1,400,000. Realization is dependent on generating sufficient taxable income or realization of future taxable temporary differences prior to expiration of the carry forwards. Although, realization is not assured, management believes it is more likely than not the recorded net deferred tax asset will be realized.

In assessing the amount of its net deferred tax assets considered realizable, management has considered the following factors: (1) taxable income projected within the next twenty-four months; (2) the expiration dates of its net operating loss and tax credit carryovers; and (3) tax planning strategies which would allow Hauser to generate significant taxable income from existing assets (including possible sale-leaseback of property and equipment). The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income do not materialize.

BACKLOG. Backlog of unfilled sales orders was $6,000,000 as of October 31, 1999, compared to $1,600,000 as of April 30, 1998.
Backlog consists of unfilled sales orders for Natural
Products.

Quantitative and Qualitative Disclosures about Market Risk Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of changes in United States interest rates. These exposures are directly related to the Company's fixed and variable rate borrowings used to fund its operations. Historically and as of October 31, 1999, the Company has not used derivative instruments or engaged in hedging activities.

The interest payable on the Company's revolving line of credit is variable based on the prime rate or LIBOR, and is therefore, affected by changes in market interest rates. At October 31, 1999, $88,364 was outstanding with an interest rate of 8.00% (prime less 0.25%), and $27,000,000 was outstanding with an interest rate of 7.46% (LIBOR plus 1.95%). Should the Company be required to obtain financing for the existing line elsewhere, or should the Company's liquidity needs exceed amounts available under this line of credit, the interest rate to replace the credit facilities could be significantly higher. For example, if the interest rate on the Company's line of credit had been 2% higher for its quarter ended October 31, 1999, the Company would have incurred additional interest expense of approximately $144,000, with an associated $.03 increase in the per share loss for the quarter. Therefore, the Company's exposure to changes in interest rates will be significant until such time as its operating results permit it to obtain financing on terms equivalent or superior to those available under its current lending agreement.

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

IT Systems - The Company has used both internal and external resources to remediate and test millions of lines of application software code. As of October 1, 1999, all "core" IT systems (e.g., general ledger, payroll, procurement, and order management) that were deemed "Vital" or "Critical" are fully Year 2000 Compliant.

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

Costs - From the project inception through October 31, 1999, the Company has spent $348,000 out of a total estimate of approximately $360,000 related to Y2K readiness. These costs include the costs incurred for external consultants and professional advisors and the costs for software and hardware. The Company's process for tracking internal costs does not capture all of the costs incurred for each of the employees working on the Y2K project. Such internal costs are principally the related payroll costs for its information technology group and other employees who worked on the Y2K project. The Company is expensing as incurred all costs related to the assessment and remediation of the Y2K issue. These costs are being funded through operating cash flows.

Risk Assessment - The Company's current estimates of the time and costs necessary to remediate and test its computer systems are based on the facts and circumstances existing at this time. The estimates were made using assumptions of future events including the continued availability of certain resources, such as skilled IT personnel and electrical power, Y2K modification plans, implementation success by key third parties, and other factors. New developments could affect the Company's estimates of the amount of time and costs needed to modify and test its IT and non-IT systems for Y2K compliance. These developments include, but are not limited to: (i) the availability and cost of personnel trained in this area; (ii) the ability to locate and correct all relevant codes in both IT and non-IT systems; (iii) unanticipated failures in IT and non-IT systems; and (iv) the planning and Y2K compliance success that key customers and suppliers attain.

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

Part 2.
Item 1   Legal Proceedings.
         None

Item 2   Changes in Securities.
         None

Item 3.  Defaults Upon Senior Securities.
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information.
         None

Item 6.  Exhibits and Reports on Form 8-K.
   (a)   Exhibits
         10.10 Waiver and Amendment to Credit Agreement

   (b)   Reports on Form 8-K
         (1) Report on Form 8-K dated August 12, 1999.
         (2) Report on Form 8-K dated September 9, 1999.

FORM 10 Q

SIGNATURES

Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAUSER, INC.


Date:  December 13, 1999
/s/ Dean P. Stull
    Chairman of the Board and Co-Chief Executive Officer

Date: December 13, 1999
/s/ Volker Wypyszyk
    President and Co-Chief Executive Officer

Date: December 13, 1999
/s/ Ralph L. Heimann
    Chief Financial Officer and Treasurer