Form 10-Q
period 2000-01-31
HAUSER INC
filed 2000-03-16
CIK 773723

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                    FORM 10-Q


                             QUARTERLY REPORT UNDER
          TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended January 31, 2000               Commission File No. 0-17174
                                                                         -------


                                  HAUSER, INC.
             (Exact name of Registrant as specified in its charter)


            DELAWARE                                            84-0926801
-------------------------------                           ----------------------
(State or other jurisdiction of                           (I.R.S. Identification
 incorporation or organization                                    Number)


 5555 Airport Blvd., Boulder, Colorado                             80301
---------------------------------------                   ----------------------
(Address of principal executive offices)                        (Zip Code)


       Registrant's telephone number, including area code: (303) 443-4662

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                           ---------------------------

                          Common Stock, par value $.001
                                (Title of Class)

                           ---------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes     No  X
                                      ---    ---


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value                               4,811,585
-----------------------------                    -------------------------------
            Class                                Outstanding at January 31, 2000

Part 1. FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

             Consolidated Statements of Operations (Unaudited)-
             Three and nine months ended January 31, 2000 and
             January 31, 1999..................................................1

             Consolidated Balance Sheets-
             January 31, 2000 (unaudited) and April 30, 1999...................2

             Consolidated Statements of Cash Flows (unaudited)-
             Nine months ended January 31, 2000 and January 31, 2000...........3

             Notes to Consolidated Financial Statements......................4-9

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations.................10-14

Part 2. OTHER INFORMATION

     Item 1. Legal Proceedings................................................15

     Item 2. Changes in Securities............................................15

     Item 3. Defaults Upon Senior Securities..................................15

     Item 4. Submission of Matters to a Vote of Security Holders..............15

     Item 5. Other Information................................................15

     Item 6. Exhibits and Reports on Form 8-K.................................15

     SIGNATURE PAGE...........................................................16

HAUSER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited
--------------------------------------------------------------------------------


                                               Three months ended                  Nine months ended
                                                  January 31,                         January 31,
                                         -------------------------------  ------------------------------------
                                             2000              1999             2000               1999
                                         -------------   ---------------  ---------------   ------------------
REVENUES:
   Natural products processing             $9,756,295        $3,915,688      $23,756,324          $10,257,581
   Technical services                       4,402,940         4,471,668       12,839,222           12,784,147
   Fine Chemicals and Excipients            8,600,793                 -       21,870,962                    -
   Paclitaxel                                 216,587           897,770        8,599,819            2,893,845
                                         -------------   ---------------  ---------------   ------------------
       Total revenues                      22,976,615         9,285,126       67,066,327           25,935,573

COST OF REVENUES:
   Natural products processing              9,050,129         3,658,432       21,379,250            8,374,690
   Technical services                       3,684,290         3,349,237       10,083,470            9,287,157
   Fine Chemicals and Excipients            7,332,894                 -       18,301,394                    -
   Paclitaxel                                  13,005           287,166        8,396,237            1,572,734
   Other costs of revenues                  2,481,000        19,700,000        1,712,801           19,700,000
                                         -------------   ---------------  ---------------   ------------------
       Total cost of revenues              22,561,318        26,994,835       59,873,152           38,934,581

GROSS PROFIT (LOSS)                           415,297       (17,709,709)       7,193,175          (12,999,008)
                                         -------------   ---------------  ---------------   ------------------

OPERATING EXPENSES:
   Research and development                   215,514           318,581          717,590            1,136,479
   Sales and marketing                      1,471,565           624,314        3,801,761            2,120,511
   General and administrative               3,164,573         1,546,238        8,026,205            4,848,124
   Other operating expenses                   650,000         5,900,000        1,464,000            5,900,000
                                         -------------   ---------------  ---------------   ------------------
       Total operating expenses             5,501,652         8,389,133       14,009,556           14,005,114

                                         -------------   ---------------  ---------------   ------------------
LOSS FROM OPERATIONS                       (5,086,355)      (26,098,842)      (6,816,381)         (27,004,122)

OTHER INCOME (EXPENSE):
   Interest income                             17,946            29,713           80,132               79,521
   Interest expense                          (556,498)         (190,653)      (1,500,367)            (370,131)
   Other                                            -                 -          (10,481)              42,037
                                         -------------   ---------------  ---------------   ------------------
       Other income (expense)-net            (538,552)         (160,940)      (1,430,716)            (248,573)

                                         -------------   ---------------  ---------------   ------------------

LOSS BEFORE INCOME TAXES                   (5,624,907)      (26,259,782)      (8,247,097)         (27,252,695)

INCOME TAX PROVISION                       (3,573,073)                -       (3,573,073)                   -

                                         -------------   ---------------  ---------------   ------------------

NET LOSS                                 $ (9,197,980)   $  (26,259,782)  $  (11,820,170)   $     (27,252,695)
                                         =============   ===============  ===============   ==================

INCOME (LOSS) PER SHARE:

   BASIC AND DILUTED                           $(1.97)          $(10.03)          $(2.75)             $(10.41)
                                         =============   ===============  ===============   ==================

WEIGHTED AVERAGE SHARES OUTSTANDING:

   BASIC AND DILUTED                        4,677,774         2,617,091        4,296,185            2,616,883
                                         =============   ===============  ===============   ==================

See notes to consolidated financial statements.


--------------------------------------------------------------------------------
                                  Page 1 of 16

HAUSER, INC.

CONSOLIDATED  BALANCE  SHEETS
--------------------------------------------------------------------------------

                                                                      January 31,        April 30,
ASSETS:                                                                  2000               1999
------                                                             ----------------   ---------------
                                                                     (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                        $      483,398     $   3,610,825
  Restricted cash                                                               -           567,032
  Accounts receivable, less allowance for doubtful accounts:
    January 31, 2000, $807,983; April 30, 1999, $158,421               20,563,993         6,812,444
  Income taxes receivable                                                 357,140                 -
  Inventory, at cost                                                   28,258,345         9,665,832
  Inventory, at net realizable value                                            -         6,034,525
  Prepaid expenses and other                                              697,257           292,808
  Net deferred income tax assets                                                -         2,313,594
                                                                   ----------------   ---------------
          Total current assets                                         50,360,133        29,297,060
                                                                   ----------------   ---------------

PROPERTY AND EQUIPMENT
  Land and buildings                                                    8,711,916         7,692,252
  Lab and processing equipment                                         26,713,486        23,972,862
  Furniture and fixtures                                                4,668,646         3,970,364
                                                                   ----------------   ---------------
          Total property and equipment                                 40,094,048        35,635,478
  Accumulated depreciation and amortization                           (23,140,103)      (19,064,412)
                                                                   ----------------   ---------------
          Net property and equipment                                   16,953,945        16,571,066
                                                                   ----------------   ---------------

OTHER ASSETS:
  Goodwill, less accumulated amortization:
    January 31, 2000, $1,768,529; April 30, 1999, $847,509             25,361,830         1,373,471
  Deposits                                                                293,930         1,953,041
  Net deferred income tax asset                                                 -           642,899
  Other                                                                    75,393            66,000
                                                                   ----------------   ---------------

          Total other assets                                           25,731,153         4,035,411
                                                                   ----------------   ---------------
TOTAL                                                                 $93,045,231       $49,903,537
                                                                   ================   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                 $    5,495,036     $   2,953,559
  Current borrowings                                                   27,439,927         6,750,342
  Accrued salaries and wages                                            1,926,531         1,347,040
  Deposits                                                                846,194         3,807,798
  Accrued exit costs                                                    1,179,105         3,537,203
  Other accrued liabilities                                             1,586,700           185,148
                                                                   ----------------   ---------------
          Total current liabilities                                    38,473,493        18,581,090
                                                                   ----------------   ---------------

LONG TERM LIABILITIES                                                     178,672           486,596
                                                                   ----------------   ---------------

STOCKHOLDER' EQUITY
  Common stock, $.001 par value; 50,000,000 shares authorized;
    shares issued:  January 31, 2000, 4,811,585;
    April 30, 1999, 2,618,017                                               4,812             2,618
  Additional paid-in capital                                           94,265,589        58,890,398
  Accumulated deficit                                                 (39,877,335)      (28,057,165)
                                                                   ----------------   ---------------
          Net stockholders' equity                                     54,393,066        30,835,851
                                                                   ----------------   ---------------

TOTAL                                                                 $93,045,231       $49,903,537
                                                                   ================   ===============

See notes to consolidated financial statements.

--------------------------------------------------------------------------------

HAUSER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
--------------------------------------------------------------------------------


                                                               Nine months ended January 31,
                                                          ----------------------------------------
                                                                 2000                   1999
                                                          ------------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash  provided by (used in) operating activities                308,592              (100,892)
                                                          ------------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                            (2,071,386)           (1,521,531)
  Net change in restricted cash                                     567,032              (423,271)
                                                          ------------------     -----------------
  Net cash used in investing activities                          (1,504,354)           (1,944,802)
                                                          ------------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in bank line of credit                              (6,000,000)            4,500,000
  Proceeds from bank line of credit                               4,376,259                     -
  Repayments of long-term debt                                     (307,924)             (429,406)
  Proceeds from issuance of common stock and warrants                     -                18,258
                                                          ------------------     -----------------
Net cash (used in) provided by financing activities              (1,931,665)            4,088,852
                                                          ------------------     -----------------
                                                          ------------------     -----------------
Net (decrease) increase in cash and cash equivalents             (3,127,427)            2,043,158

Cash and cash equivalents, beginning of year                      3,610,825             2,081,796
                                                          ------------------     -----------------
Cash and cash equivalents, end of period                  $         483,398      $      4,124,954

See notes to consolidated financial statements.           ==================     =================


--------------------------------------------------------------------------------
                                  Page 3 of 16

HAUSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF JANUARY 31, 2000 AND APRIL 30, 1999 AND FOR THE THREE AND NINE MONTH PERIODS ENDED JANUARY 31, 2000 AND 1999 (UNAUDITED)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly Hauser, Inc.'s ("Hauser" or the "Company") financial position as of January 31, 2000, and the results of its operations and its cash flows for the periods ended January 31, 2000 and 1999. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain fiscal year ended April 30, 1999 amounts have been reclassified to conform to the fiscal year ending March 31, 2000 presentation.

Basis of Consolidation - The accompanying financial statements include the accounts of Hauser and its wholly owned subsidiaries: Botanicals International Extracts, Inc. ("BIE"), formerly known as Zuellig Botanical Extracts, Inc., Wilcox Natural Products Inc. ("Wilcox"), formerly known as Wilcox Drug Company, Inc., ZetaPharm, Inc. ("ZetaPharm"), Shuster Laboratories, Inc. ("Shuster"), and Hauser Technical Services, Inc. ("HTS"), a newly created subsidiary under which Hauser will perform laboratory services. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements. Actual results could differ from those estimates.

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

Inventories, at cost, are classified as follows:

                                     January 31, 2000      April 30, 1999
                                     ----------------     ----------------
      Raw materials and supplies     $     5,656,630      $     2,694,883
      Work in process                      2,777,462            3,562,967
      Finished goods                      19,824,253            3,407,982
                                     ----------------     ----------------
      Total inventories              $    28,258,345      $     9,665,832
                                     ================     ================


--------------------------------------------------------------------------------
                                  Page 4 of 16

Bulk paclitaxel held for sale as of January 31, 2000 and April 30, 1999, at a net realizable value of $0 and $6,034,525, respectively, is not included in the table above. As of January 31, 2000 and April 30, 1999, the bulk paclitaxel consisted of finished goods of $0 and $3,234,121 and work-in-process of $0, and $2,800,404, respectively.

3. DEBT

Notes payable and long-term debt consisted of the following:

                                  January 31, 2000      April 30, 1999
                                  ----------------     ----------------
         Line of Credit           $    26,716,419      $     6,000,000
         Capital Leases                   902,180            1,236,938
                                  ----------------     ----------------
         Total                         27,618,599            7,236,938
         Less current portion          27,439,927            6,750,342
                                  ----------------     ----------------
         Long Term debt           $       178,672      $       486,596
                                  ================     ================


On June 11, 1999 the Company obtained financing from Wells Fargo Bank, NA ("the Bank") for an aggregate amount of $45,000,000, which is guaranteed by each of its subsidiaries. The borrowings consist of a revolving line of credit up to $35,000,000 for general working capital purposes maturing two years after the loan closing, and a $10,000,000 non-revolving term loan to finance the acquisition of fixed assets with a draw down period of two years and a maturity date of five years following the loan closing (collectively, the "Credit Facility"). The Company also assumed approximately $22,000,000 of BIE, Wilcox and ZetaPharm (collectively referred to as the "Contributed Subsidiaries") bank debt. The Credit Facility includes a $1,000,000 sublimit for the issuance of commercial letters of credit up to 150 days in term. Aggregate loans under the Credit Facility are limited to 80% and 50% of eligible accounts receivable and inventory, respectively. Inventory collateral for loan purposes may not exceed $20,000,000. As of January 31, 2000, the Company's borrowing base eligibility totaled $27,310,000. The Credit Facility is secured by all of the Company's assets. Additionally, the Credit Facility contains affirmative and negative covenants, including certain financial covenants. On October 29, 1999, the Credit Facility was amended pursuant to which, among other things, (a) certain financial covenants were amended to be less restrictive, (b) an over-advance was approved in the amount of $2,500,000 through December 31, 1999, $1,500,000 from January 1, 2000 through April 30, 2000, and $1,000,000 from May 1, 2000 through June 30, 2000, (c) for the revolving loan, the interest rates were increased for LIBOR based borrowings from LIBOR plus 1.50% to LIBOR plus 1.95%, and for Prime rate based borrowings from Prime less .75% to Prime less .25%, and (d) for the term loan fixed asset facility, the interest rate was increased for LIBOR based borrowings from LIBOR plus 1.75% to LIBOR plus 2.20% and for Prime rate based borrowings from Prime less .50% to the Prime interest rate. A commitment fee of
 .25% per annum is charged on the unused portion of the term loan fixed asset commitment.

The Company is not in compliance with certain financial covenants in the Credit Facility. The Company is currently discussing with the Bank an amendment of the financial covenants in the Credit Facility. The Company is also in discussions with Zatpack, Inc. regarding the sale of debt subordinate to the Credit Facility. There can be no assurance that the Company will reach agreement either with the Bank or with Zatpack, Inc. If the Bank does not agree to the financial covenant amendment, the debt under the Credit Facility could become payable in full prior to maturity.


--------------------------------------------------------------------------------
                                  Page 5 of 16

Throughout the current year, the Company has taken significant actions to reduce cash requirements for operating expenses. These actions have included work force reductions and facility closures. Additionally, Management is currently evaluating additional sources of cash flow, including debt issuances and possible sale-leaseback of Company owned real estate.

4. COMPREHENSIVE INCOME

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" requires, among other things, that the components and total amount of comprehensive income be displayed in the financial statements for interim and annual periods. Comprehensive income includes net income and all changes in equity during a period that arise from nonowner sources, such as foreign currency items and unrealized gains and losses on certain investments in debt and equity securities. The Company had no transactions during the periods ended January 31, 2000 and 1999 that are required to be reported in comprehensive income as compared to its net loss.

5. EARNINGS (LOSS) PER SHARE

The Company calculates basic earnings (loss) per share by dividing the net earnings or loss by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is determined by dividing the net earnings or loss by the sum of (1) the weighted average number of common shares outstanding and (2) if not antidilutive, the effect of outstanding warrants and stock options determined utilizing the treasury stock method. For the nine and three months ended January 31, 2000, no options were excluded from the calculation of diluted loss per share using the treasury stock method. For the nine and three months ended January 31, 1999, 1,503 and 118 options were excluded from the calculation using the treasury stock method.

6. RECENTLY ISSUED ACCOUNTING STANDARDS

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101"). SAB 101 provides the SEC Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The guidance in SAB 101 must be implemented by the Company's first fiscal quarter of fiscal 2001. The Company is currently reviewing the guidance provided by the SEC staff and has not concluded as to the effects on the Company's results of operations.


--------------------------------------------------------------------------------
                                  Page 6 of 16

7. MERGER

Pursuant to an Agreement and Plan of Merger dated December 8, 1998 (the "Merger Agreement"), the Company completed a merger on June 11, 1999 with three subsidiaries of Zuellig Group N.A., Inc. ("ZGNA") and Zuellig Botanicals, Inc. ("ZBI"). Two subsidiaries of ZGNA, Wilcox and ZetaPharm, and one subsidiary of ZBI, BIE merged with three wholly owned subsidiaries of the Company (the "Merger"), which were created for the purpose of the Merger. The Contributed Subsidiaries were the surviving corporations and became wholly owned subsidiaries of the Company as a result of the Merger.

At the closing of the Merger, the Company issued 2,515,349 shares of its common stock to ZGNA and ZBI, which constituted 49% of the outstanding shares. After the closing, the Company's existing officers and public shareholders owned 51.0% of the combined company, while ZGNA owned 49.0%. On December 15, 1999 the number of shares that were issued to ZGNA was reduced to 2,193,426 (46% of shares outstanding at January 31, 2000) in accordance with the terms of the Merger Agreement. Simultaneously with the Merger, the Company effected a one-for-four reverse stock split. The reverse stock split was implemented in order to satisfy NASDAQ's listing requirements. All share and per share information has been adjusted for the reverse stock split.

The Merger was treated as a purchase of the Contributed Subsidiaries for accounting purposes. Goodwill of $23,953,397 was recognized in June 1999 and additional goodwill of $955,982 was recognized in December 1999. Goodwill will be amortized over a twenty-year period and was computed as follows:

Common stock issued                                                       1,913,640(1)
Fair value per share                                                          17.98(2)
                                                                       ------------
Fair value of common stock issued                                      $ 34,408,523
Cost associated with the transaction                                      1,793,387
                                                                       ------------
Total consideration                                                      36,201,910
Fair value of the excess of identifiable assets acquired over
   liabilities assumed by Hauser                                        (12,248,513)
                                                                       ------------

Goodwill recorded during quarter ended July 31, 1999                     23,953,397
                                                                       ------------

Common stock issued                                                         279,786(3)
Fair value per share                                                           3.42(4)
                                                                       ------------
Additional goodwill recorded during quarter ended January 31, 2000          955,982
                                                                       ------------

Total goodwill recorded in connection with the Merger                  $ 24,909,379
                                                                       ============


(1)  Represents total common stock issued in connection with the Merger, less
     601,709 shares held in escrow in accordance with The Escrow Agreement, dated as of June 11, 1999 by and among ZGNA, the company, ZBI and American Securities
     Transfer & Trust, Inc. (the "Escrow Agreement").

(2)  Fair value per share computed based on the average closing price for three days prior and three days after the announcement of the Merger, after consideration of the effect of the 1:4 reverse stock split which occurred concurrent with the closing of the Merger.


--------------------------------------------------------------------------------
                                  Page 7 of 16



(3) Represents total common stock issued on December 15, 1999, in accordance with the Escrow Agreement.

(4)  Fair value per share computed based on the average closing price for three days prior and three days after December 15, 1999.

The following pro forma unaudited consolidated results of operations for the three and nine months ended January 31, 2000, and 1999 have been prepared assuming the Merger occurred on May 1, 1998. These pro forma results do not include the results of paclitaxel related activities and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition taken effect on May 1, 1998.

                                    Three months ended January 31,       Nine months ended January 31,
                                  ----------------------------------  ----------------------------------
                                  ----------------  ----------------  ----------------  ----------------
                                        2000              1999              2000              1999
                                  ----------------  ----------------  ----------------  ----------------
Revenue                           $    22,760,028   $    30,361,528   $    65,499,188   $    85,748,343
Cost of revenue                        23,007,313        25,897,249        61,108,359        70,899,404
                                  ----------------  ----------------  ----------------  ----------------
Gross profit                             (247,285)        4,464,279         4,390,829        14,848,939
Operating expenses                      5,501,652         4,625,387        15,151,299        14,812,021
                                  ----------------  ----------------  ----------------  ----------------
(Loss) income from operations     $    (5,748,937)  $      (161,108)  $   (10,760,470)  $        36,918
Net loss                          $    (9,860,562)  $      (730,597)  $   (16,017,969)  $    (1,298,285)
Diluted net loss per share        $         (2.05)  $         (0.15)  $         (3.33)  $         (0.27)
Weighted average shares
  outstanding, diluted                  4,811,585         4,810,517         4,811,585         4,810,309

8. DISCONTINUED ACTIVITIES

Prior to the Merger, in the third quarter of the fiscal year ended April 30, 1999, the Company discontinued the manufacture and sale of paclitaxel. In the quarter ended January 31, 1999, the Company incurred a one-time charge to earnings of $25,600,000. The charge and paclitaxel revenues and cost of sales have been included in the continuing operations because paclitaxel activities did not constitute a separate business segment of the Company. In February 1999, the Company signed a purchase agreement for the sale of its paclitaxel inventory as part of the planned closure of the paclitaxel business. Under the purchase agreement, the Company has received $8,599,849 through January 31, 2000. The Company has negotiated settlement of its yew tree cultivation agreements and termination of a multi year non-exclusive agreement to supply paclitaxel to a customer. The Company has substantially completed its exit from the paclitaxel business as of January 31, 2000.

9. OTHER COSTS OF REVENUE AND OTHER OPERATING CHARGES

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

During the quarter ended January 31, 2000, the Company took an additional charge to earnings of $3,590,000. The charge to cost of revenues of $2,940,000 was recorded to write down inventory to net


--------------------------------------------------------------------------------
                                  Page 8 of 16
realizable value. The Company also recorded a charge to operating expenses in the amount of $650,000 related to the closure of one of Wilcox's facilities.

Partially offsetting the above charges in cost of revenues was the reversal of $459,000 of the provision established in connection with the Company's discontinuation of paclitaxel. The Company has substantially completed its exit from the paclitaxel business as of January 31, 2000.

10. OPERATING SEGMENTS

The Company's three business segments are; Natural Products, Technical Services, and Fine Chemicals and Excipients. Included in corporate and other are the results of the Company's paclitaxel related activities, which are being terminated. Selected condensed financial information from the Company's business segments are as follows:

                                                 Three Months Ended January 31, 2000
                            ------------------------------------------------------------------------------
                               Natural         Technical         Fine          Corporate        Total
                               Products        Services        Chemicals       and Other        Hauser
                            --------------  --------------  --------------  --------------  --------------
Revenue                     $   9,756,295   $   4,402,940   $   8,600,793   $     216,587   $  22,976,615
Cost of revenues               11,990,129       3,684,290       7,332,894        (445,995)     22,561,318
                            --------------  --------------  --------------  --------------  --------------
Gross profit (loss)            (2,233,834)        718,650       1,267,899         662,582         415,297
Operating expenses              2,397,009       1,264,970         837,611       1,002,062       5,501,652
                            --------------  --------------  --------------  --------------  -------------
Operating income (loss)     $  (4,630,843)  $    (546,320)  $     430,288   $    (339,480)  $  (5,086,355)
                            ==============  ==============  ==============  ==============  ==============
Assets                      $  44,514,776   $   8,236,501   $  12,067,793   $  28,226,161   $  93,045,231

                                                 Three Months Ended January 31, 1999
                            ------------------------------------------------------------------------------
                               Natural         Technical         Fine          Corporate        Total
                               Products        Services        Chemicals       and Other        Hauser
                            --------------  --------------  --------------  --------------  --------------
Revenue                     $   3,915,688   $   4,471,668   $           -   $     897,770   $   9,285,126
Cost of revenues                3,658,432       3,349,237               -      19,987,166      26,994,835
                            --------------  --------------  --------------  --------------  --------------
Gross profit (loss)               257,256       1,122,431               -     (19,089,396)    (17,709,709)
Operating expenses                618,548         609,592               -       7,160,993       8,389,133
                            --------------  --------------  --------------  --------------  --------------
Operating income (loss)     $    (361,292)  $     512,839   $           -   $ (26,250,389)  $ (26,098,842)
                            ==============  ==============  ==============  ==============  ==============
Assets                      $  35,064,073   $  10,590,065   $           -   $   7,790,479   $  53,444,617

                                                  Nine Months Ended January 31, 2000
                            ------------------------------------------------------------------------------
                               Natural         Technical         Fine          Corporate        Total
                               Products        Services        Chemicals       and Other        Hauser
                            --------------  --------------  --------------  --------------  --------------
Revenue                     $  23,756,324   $  12,839,222   $  21,870,962   $   8,599,819   $  67,066,327
Cost of revenues               27,086,810      10,083,470      18,301,394       4,401,478      59,873,152
                            --------------  --------------  --------------  --------------  --------------
Gross profit (loss)            (3,330,486)      2,755,752       3,569,568       4,198,341       7,193,175
Operating expenses              5,036,280       3,587,592       2,388,547       2,997,137      14,009,556
                            --------------  --------------  --------------  --------------  --------------
Operating income (loss)     $  (8,366,766)  $    (831,840)  $   1,181,021   $   1,201,204   $  (6,816,381)
                            ==============  ==============  ==============  ==============  ==============

                                                  Nine Months Ended January 31, 1999
                            ------------------------------------------------------------------------------
                               Natural         Technical         Fine          Corporate        Total
                               Products        Services        Chemicals       and Other        Hauser
                            --------------  --------------  --------------  --------------  --------------
Revenue                     $  10,257,581   $  12,784,147   $           -   $   2,893,845   $  25,935,573
Cost of revenues                8,374,690       9,287,157               -      21,272,734      38,934,581
                            --------------  --------------  --------------  --------------  --------------
Gross profit (loss)             1,882,891       3,496,990               -     (18,378,889)    (12,999,008)
Operating expenses              2,104,196       1,871,556               -      10,029,362      14,005,114
                            --------------  --------------  --------------  --------------  --------------
Operating income (loss)     $    (221,305)  $   1,625,434   $           -   $ (28,408,251)  $ (27,004,122)
                            ==============  ==============  ==============  ==============  ==============

--------------------------------------------------------------------------------

Part 1, Item 2.

Management's Discussion and Analysis of Financial Condition
and Results of Operations
-----------------------------------------------------------

RESULTS OF CONTINUING ACTIVITIES
--------------------------------

The results of continuing activities exclude paclitaxel, as discussed in Note 8 to the financial statements. Additionally, the following discussion of results of operations is based on a comparison of pro forma fiscal year ending March 31, 2000 operating results to the pro forma fiscal year ended March 30, 1999 operating data because management believes the Merger has made comparison of actual results between quarters meaningless.

Comparison of the three months ended January 31, 2000 to the three months ended January 31, 1999:

REVENUES. The Company's revenues by product and services are as follows:

                                          Three months ended January 31,
                                          ------------------------------
                                               2000            1999
                                          --------------  --------------
        Natural Products                  $   9,756,295   $  19,210,439
        Technical Services                    4,402,940       4,471,668
        Fine Chemicals and Excipients         8,600,793       6,679,421
                                          --------------  --------------
                                          $  22,760,028   $  30,361,528
                                          ==============  ==============

Total revenues decreased by 25% to $22,760,028 in the third quarter of the fiscal year ending March 31, 2000 from $30,361,528 in the third quarter of the prior fiscal year.

Natural Products revenues decreased by 49% to $9,756,295 in the third quarter of the fiscal year ending March 31, 2000 from $19,210,439 in the third quarter of the prior fiscal year. While unit sales of herbal extracts have increased over the prior year, prices have decreased due to the intense competition in supplying the dietary supplement market. Additionally, sales of botanical raw materials have decreased from the prior year.

Technical Service revenues decreased by 2% to $4,402,940 in the third quarter of the fiscal year ending March 31, 2000 from $4,471,668 in the third quarter of the prior fiscal year. The decrease is attributed primarily to reduced Technical Service activity during the months of November and December 1999.

Fine Chemical and Excipient revenues increased by 29% to $8,600,793 in the third quarter of the fiscal year ending March 31, 2000 from $6,679,421 in the third quarter of the prior fiscal year. This increase is due to increased demand for Fine Chemicals and Excipients.

GROSS PROFIT. Gross profit decreased by 95% to $211,715 in the third quarter of the fiscal year ending March 31, 2000 from $4,464,279 in the third quarter of the prior year. Included in gross profit in the quarter ended January 31, 2000 is a charge to write down inventory in the amount of $2,940,000. This write down occurred because of the reduction of the market price of both botanical raw materials and extracts. This charge was partially offset by a reversal of a reserve of $459,000 established in connection with the discontinuation of paclitaxel. The Company has substantially completed its exit from the paclitaxel business as of January 31, 2000.


--------------------------------------------------------------------------------
                                  Page 10 of 16

Excluding the impact of the above referenced items, the gross profit percentage for the quarter ended January 31, 2000 was 12% compared to 15% for the same period in the prior year. Although unit sales of herbal extracts have increased over the prior year, the price per unit has substantially declined in the current year, thereby reducing the net gross profit percentage.

OPERATING EXPENSES. Operating expenses in the quarter ended January 31, 2000 include a charge of $650,000 resulting from the closure of one of Wilcox's facilities. Excluding the impact of this charge, operating expenses increased by 5% to $4,851,652 in the quarter ended January 31, 2000 from $4,625,387 in the same period in the prior year.

INTEREST INCOME/EXPENSE. Interest expense decreased by 9% to $538,552 in the quarter ended January 31, 2000 from $589,489 in the same period in the prior year. The decrease in interest expense is due to decreased debt in relation to pro forma debt in the third quarter of the prior fiscal year.

Comparison of the nine months ended January 31, 2000 to the nine months ended January 31, 1999:

REVENUES. The Company's revenues by product and services are as follows:

                                           Nine months ended January 31,
                                          ------------------------------
                                               2000            1999
                                          --------------  --------------
        Natural Products                  $  27,673,072   $  48,419,312
        Technical Services                   12,839,222      12,784,147
        Fine Chemicals and Excipients        24,986,894      24,544,884
                                          --------------  --------------
                                          $  65,499,188   $  85,748,343
                                          ==============  ==============

Total revenues decreased by 24% to $65,499,188 in the first 9 months of the fiscal year ending March 31, 2000 from $85,748,343 in the first nine months of the prior fiscal year.

Natural Products revenues decreased by 43% to $27,673,072 in the first nine months of the fiscal year ending March 31, 2000 from $48,419,312 in the first nine months of the prior fiscal year. While unit sales of herbal extracts have increased over the prior year, prices have decreased due to the intense competition in supplying the dietary supplement market. Additionally, sales volume of botanical raw materials have decreased from the prior year.

Technical Service revenues were substantially unchanged with revenues of $12,839,222 in the first nine months of the fiscal year ending March 31, 2000 and $12,784,147 in the first nine months of the prior fiscal year. On a year-to-date basis, Technical Service revenues have increased as a result of the Company's focus on revenue-generating activities. The increased billings have been partially offset by the utilization of significant Technical Service resources in the process of exiting paclitaxel.

Fine Chemical and Excipient revenues increased by 2% to $24,986,894 in the first nine months of the fiscal year ending March 31, 2000 from $24,544,884 in the first nine months of the prior fiscal year. The increase reflects the net of high demand for Fine Chemical and Excipient products, offset by a reduction in generic active ingredient revenues.


--------------------------------------------------------------------------------
                                  Page 11 of 16

GROSS PROFIT. Gross profit decreased by 44% to $8,385,588 in the first nine months of the fiscal year ending March 31, 2000 from $14,848,939 in the first nine months of the prior year. During the first quarter of the fiscal year ending March 31, 2000, the Company recorded a charge to write down inventory in the amount of $2,767,560. This charge was offset by a reversal of a reserve of $3,535,759 established in connection with termination of yew tree cultivation agreements. During the third quarter of the fiscal year ending March 31, 2000, the Company recorded a charge to write down inventory in the amount of $2,940,000. This charge was partially offset by a reversal of a reserve of $459,000 established in connection with the discontinuation of paclitaxel. These write downs occurred because of market price reductions for both botanical raw materials and extracts.

Excluding the impact of the above referenced items, the gross profit percentage of 15% in the nine months ended January 31, 2000 has deteriorated from the gross profit percentage of 17% for the same period in the prior year. While unit sales of herbal extracts have increased over the prior year, prices have decreased due to the intense competition in supplying the dietary supplement market, thus reducing the net gross profit percentage.

OPERATING EXPENSES. Operating expenses in the nine months ended January 31, 2000 include a first quarter charge of $814,000 related to post-merger severance costs, asset abandonment and reserves for leases on obsolete equipment. Additionally, operating expenses in the third quarter of the current year include a charge of $650,000 recorded in connection with the closure of one of Wilcox's facilities. Excluding the impact of these charges, operating expenses decreased by 8% to $13,687,299 in the nine months ended January 31, 2000 from $14,812,021 in the same period in the prior year. This decrease primarily results from a reduction of general and administrative expenses.

INTEREST INCOME/EXPENSE. Interest expense increased by 26% to $1,684,426 in the nine months ended January 31, 2000 from $1,335,203 in the same period in the prior year. The increase in interest expense is due to the increased debt carried during the current year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

GENERAL. Total cash and cash equivalents were $483,398 at January 31, 2000 compared to $3,610,825 at April 30, 1999. The Company's primary cash needs are for operations, working capital and capital expenditures.

Cash provided by operating activities for the nine months ended January 31, 2000 was $308,592. This is primarily the result of a net loss of $11,820,170, offset by non-cash expenses of $4,852,471, and changes in working capital of $7,276,291.

Cash used in investing activities is comprised of capital expenditures of $2,071,386, offset by a reduction in restricted cash of $567,032.

Cash provided by financing activities relates primarily to net funds provided in connection with the Company's Credit Facility.

As of January 31, 2000, the Company was not in compliance with certain financial covenants in the Credit Facility. See Note 3 to the Financial Statements.


--------------------------------------------------------------------------------
                                  Page 12 of 16

As of January 31, 2000, the Company's borrowing base eligibility under the Credit Facility totaled $27,310,000, which resulted in available additional borrowings of $593,581. As the borrowing base is computed on a monthly basis, future borrowing availability is contingent upon eligible accounts receivable and inventory levels.

The Company expects to meet its liquidity requirements through cash flow from operations and, if the Bank agrees to an amendment of the financial covenants under the Credit Facility (see Note 3 to the Financial Statements), from the Credit Facility. Management believes that current cash reserves, the Credit Facility and funds generated from operating activities will be sufficient to meet the Company's liquidity needs within the next twelve months and on a long-term basis.

WORKING CAPITAL. Working capital as of January 31, 2000 was $11,886,640 as compared to $10,715,970 as of April 30, 1999. The increase is primarily attributable to changes in current assets and liabilities related to the merger. These increases have been offset by current year inventory write-downs and operating losses.

INCOME TAXES. During the quarter ended January 31, 2000, Management concluded that the current value of the net deferred tax assets did not meet the realization criteria as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Based on these factors, Management increased the valuation allowance on its deferred tax assets by an additional $3,524,474 to reduce the deferred tax asset balance to zero. At January 31, 2000, the company had a valuation allowance of approximately $18.5 million. Although the deferred income taxes have been 100% reserved for, the reserve may be reversed and a related benefit will be recorded in the future when and if the assets are deemed realizable.

BACKLOG. Backlog of unfilled sales orders was $4,500,000 as of January 31, 2000, compared to $1,600,000 as of April 30, 1998. Backlog consists of unfilled sales orders for Natural Products.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

     Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of changes in United States interest rates. These exposures are directly related to the Company's fixed and variable rate borrowings used to fund its operations. Additionally, the Company is exposed to market risk because of market price reductions for botanical raw materials and extracts. The Company performs ongoing evaluations regarding the net realizable value of inventory and writes down such inventory as appropriate. Historically and as of January 31, 2000, the Company has not used derivative instruments or engaged in hedging activities.

The interest payable on the Company's revolving line of credit is variable based on the prime rate or LIBOR, and is therefore, affected by changes in market interest rates. At January 31, 2000, $3,716,419 was outstanding with an interest rate of 8.25% (prime less 0.25%), and $23,000,000 was outstanding with an interest rate of 8.07% (LIBOR plus 1.95%). Should the Company be required to obtain financing for the existing line elsewhere, or should the Company's liquidity needs exceed amounts available under this line of credit, the interest rate to replace the credit facilities could be significantly higher. For example, if the interest rate on the Company's line of credit had been 2% higher for its quarter ended January 31, 2000, the Company would have incurred additional interest expense of approximately $135,000, with an associated $.03 increase in the per share loss for the quarter. Therefore, the


--------------------------------------------------------------------------------
                                  Page 13 of 16

Company's exposure to changes in interest rates will be significant until such time as its operating results permit it to obtain financing on terms equivalent or superior to those available under its current lending agreement.

YEAR 2000 COMPLIANCE
--------------------

The "Year 2000 Problem" is defined as the inability of a computer or other device to perform properly because it does not interpret date information correctly. It is believed that cases of misinterpretation might result from computer hardware, firmware or software using only two digits to identify year information, and therefore not being able to distinguish the year 1900 from the year 2000. However, other date-related misinterpretations may also occur, including one, which could occur when the date February 29, 2000 is processed. Also for purposes of this statement "Year 2000 Compliant" means that the performance or functionality of a device (including software) is not affected by dates prior to, during or after the Year 2000.

In order to minimize or eliminate the effect of the Year 2000 Problem on Hauser's business systems and applications, the Company has identified, evaluated, implemented and tested changes to computer systems, applications and software necessary to achieve Year 2000 compliance. The Company's computer systems and equipment successfully transitioned to the Year 2000 with no significant issues. There have been no indications that any third party upon which the Company relies (including vendors, suppliers, or financial institutions) has experienced any Year 2000 problems that would have a material impact on the future operations or financial results of the Company. The Company continues to keep its Year 2000 project management in place to monitor latent problems that could surface at key dates or events in the future. No significant problems related to these events are anticipated.

The total cost of the Company's Year 2000 project was reported previously at $360,000, and no additional costs have been incurred. The Company has expensed all costs related to the assessment and remediation of the Year 2000 issue as incurred.

FORWARD-LOOKING STATEMENTS
--------------------------

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

--------------------------------------------------------------------------------
                                  Page 14 of 16

Part 2.

Item 1.  Legal Proceedings.
                  None

Item 2.  Changes in Securities.
                  None

Item 3.  Defaults Upon Senior Securities.
                  The Company is not in compliance with certain financial covenants in the Credit Facility. The Company is currently discussing with the Bank an amendment of the financial covenants in the Credit Facility. The Company is also in discussions with Zatpack, Inc. regarding the sale of debt subordinate to the Credit Facility. There can be no assurance that the Company will reach agreement either with the Bank or with Zatpack, Inc. If the Bank does not agree to the financial covenant amendment, the debt under the Credit Facility could become payable in full prior to maturity.

Item 4.  Submission of Matters to a Vote of Security Holders.
                  None

Item 5.  Other Information.
                  None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits
                  None

         (b)  Reports on Form 8-K
              (1)    Report on Form 8-K dated December 14, 1999.
              (1)    Report on Form 8-K dated January 14, 2000.


--------------------------------------------------------------------------------
                                  Page 15 of 16

                                    FORM 10 Q

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


HAUSER, INC.

                              /s/ Volker Wypyszyk
Date: March 15, 2000          ------------------------------
                              Volker Wypyszyk
                              President and Chief Executive Officer


                              /s/ Ralph L. Heimann
Date: March 15, 2000          ------------------------------
                              Ralph L. Heimann
                              Chief Financial Officer and Treasurer


--------------------------------------------------------------------------------
                                  Page 16 of 16