Form 10-K
period 2000-03-31
HAUSER INC
filed 2000-07-14
CIK 773723

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                           TRANSITION REPORT PURSUANT
          TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                                 [FEE REQUIRED]

FOR THE PERIOD FROM APRIL 1, 1999 TO MARCH 31, 2000  COMMISSION FILE NO. 0-17174

                                  HAUSER, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                 84-0926801
-------------------------------               -------------------------
(STATE OR OTHER JURISDICTION OF                 (I.R.S. IDENTIFICATION
INCORPORATION OR ORGANIZATION)                        NUMBER)


5555 AIRPORT BLVD., BOULDER, COLORADO                   80301
-------------------------------               -------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)


       Registrant's telephone number, including area code: (303) 443-4662

        Securities registered pursuant to Section 12(b) of the Act: None

                    Securities registered pursuant to Section
                               12(g) of the Act:

                            ------------------------
                          Common Stock, par value $.001
                                (TITLE OF CLASS)
                            ------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes __ No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                         $4,581,530 as of June 30, 2000

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

        Common Stock, $.001 par value                  4,811,585
        ------------------------------         --------------------------------
                    Class                      Outstanding at March 31, 2000

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Hauser, Inc., ("Hauser" or the "Company") was incorporated under the laws of the State of Colorado in December 1996, under the name Hauser, Inc. as the successor company to a Delaware corporation (Hauser Chemical Research, Inc.) formed in 1983. On December 8, 1999, Hauser was re-incorporated in the state of Delaware. The Company's principal offices are located at 5555 Airport Boulevard, Boulder, CO 80301. Its telephone number is (303) 443-4662. All references to "Hauser" or the "Company" in this Form 10-K mean Hauser, Inc. and its subsidiaries, unless stated otherwise.

Hauser is a manufacturer of extracts from botanical raw materials, using its proprietary technologies in extraction and purification. Hauser is also a leading supplier of herbal extracts, botanical raw materials, and related products to the dietary supplement market in the United States. Hauser and its subsidiaries are able to source, process and distribute products to the dietary supplement market including branded product sellers. The Company also provides interdisciplinary laboratory testing services, chemical engineering services, and contract research and development. The Company's services are principally marketed to the pharmaceutical, dietary supplement and food ingredient industries.

In January 1990, the Company acquired Hauser Laboratories, Inc. to expand the interdisciplinary laboratory testing and chemical engineering skills of its Technical Services business unit. In July 1995, in order to expand the skill base of the Company's Technical Services business unit, the Company acquired 100% of the stock of Shuster Laboratories, Inc. ("Shuster"), an independent consumer products research and development firm and contract laboratory based in Quincy, MA and Smyrna, GA. In November, 1999, a new subsidiary, Hauser Technical Services, Inc. ("HTS") was created to perform all technical services.

In June 1999, Wilcox Drug Company, Inc., a Delaware corporation ("Wilcox"), and ZetaPharm, Inc., a New York corporation ("ZetaPharm"), subsidiaries of Zuellig Group N.A., Inc. ("ZGNA") and Zuellig Botanical Extracts, Inc., a Delaware corporation ("ZBE"), a subsidiary of Zuellig Botanicals, Inc. ("ZBI"), merged with three wholly owned subsidiaries of the Company. Subsequent to the merger, ZBE formally changed its name to Botanicals International Extracts, Inc. ("BIE"). Each of Wilcox, ZetaPharm and BIE (the "Contributed Subsidiaries") were the surviving corporations of the respective mergers and became wholly-owned subsidiaries of the Company. As a result of the mergers, the Company became a leading supplier in the United States of herbal extracts, botanical raw materials and related products to the manufacturers of dietary supplements.

In December 1998, Hauser elected to terminate its paclitaxel business to focus its corporate resources on the Natural Products and Technical Service business units. A corresponding one-time accounting charge of $25,600,000 was recorded in the quarter ended January 31, 1999. In February

1999, the Company signed a purchase agreement for the sale of its paclitaxel inventory as part of the planned closure of the paclitaxel business. Under the purchase agreement, the Company has received $8,694,819 through March 31, 2000. The Company has negotiated settlement of its yew tree cultivation agreements and termination of a multi-year non-exclusive agreement to supply paclitaxel to a customer. As of March 31, 2000, the Company has substantially completed its exit from the paclitaxel business.

During the eleven months ended March 31, 2000, sales of herbal extracts and botanical raw materials declined significantly due to a substantial reduction of retail sales of dietary supplements. The reduced sales, combined with a need to reduce operating expenses resulted in the Company's decision to close the Wilcox facilities in March 2000. In connection with such closure, the Company recorded an aggregate charge in the amount of $9.1 million. Included within such charge is $6,561,009 associated with the abandonment of goodwill recorded in connection with the merger.

DESCRIPTION OF HAUSER, INC - THE BUSINESS

Hauser has expertise in proprietary extraction and purification technologies, which produces purified materials with a readily ascertainable concentration of active ingredients.

Hauser is vertically integrated with the ability to source, process, and distribute products to the manufacturers of dietary supplements. In addition, Hauser's integrated research and development capability and proprietary extraction technology provides customers a full range of solutions to their product needs.

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

DESCRIPTION OF EACH REPORTABLE INDUSTRY SEGMENT

NATURAL PRODUCTS

HERBAL EXTRACTS - During fiscal 1995, Hauser began development of a new product line, "HERBAL EXTRACTS". Herbal extracts include a broad range of natural products that are used in the manufacture of dietary supplements. Shipments commenced in the first quarter of fiscal 1996. During fiscal year 1999, the Company's internal marketing and technical staff marketed these products.

Hauser's herbal extracts are dietary supplements, which may be consumed as supplements in liquids, capsules, tablets, or as ingredients in processed foods. The Company has two proprietary products; RoseOx(R), a Rosemary extract and an antioxidant, and TT550(TM), a Ginger based anti-nausea product. Hauser's herbal extracts are distinguished by the Company's NaturEnhance(TM) Natural Ratio(TM), which assures that the product contains measured concentrations (the assay) of one or more selected marker compounds, and assures that the level of the active compounds is representative of the botanical's natural ratio. The Hauser NaturEnhance(TM) Natural Ratio(TM) program provides customers the highest quality products, superior customer service and access to the Company's new product development. Currently, there are no government standards in the U.S. specifying the purity and dosage of herbal supplements. Standardized herbal supplements are defined as containing a concentrated marker compound (key ingredient).

During fiscal year 1996, the Company introduced a line of Rosemary extracts, which protects the flavor, and quality of foods and beverages. Oil-soluble and water-soluble oxidation stabilizer products are marketed under the brand name StabilEnhance(R) and are Kosher, GRAS ("Generally Recognized As Safe") and Natural Certified. Although rosemary has been used for centuries to prevent rancidity of fats and oils, the use of rosemary has been limited by its strong odor and taste, and thus, historically has been limited to applications such as Italian sausage where this flavor is acceptable. Hauser's patent pending process minimizes the objectionable flavor components while retaining rosemary's preservative characteristics. Its StabilEnhance(R) product line is the natural way to control flavor-deteriorating oxidation in food products containing fats and oils.

Beginning on June 11, 2000, Hauser's herbal extract sales also include the sales of BIE. BIE, as a distributor, has sold bulk standardized and non-standardized herbal extracts to manufacturers of dietary supplements since 1990.

Sales of herbal extracts accounted for 27% of total revenues in the 11 months ended March 31, 2000, and 34% and 39% of total revenues in the fiscal years ending April 30, 1999 and 1998, respectively.

TECHNICAL SERVICES

Hauser's Technical Services business unit is comprised of Hauser Laboratories in Boulder, CO, and Shuster Laboratories in Quincy, MA . The Technical Services expertise in natural product isolation, pharmaceutical development, and formulation of food products and dietary supplements supports Hauser's other business units.

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

Shuster offers a Technically Advanced Quality Assurance(R) ("TAQA(R)") program for private label retailers. The Company works closely with supermarket chains, chain drug stores, and mass market retailers to develop and maintain quality assurance programs. The TAQA(R) program utilizes state-of-the-art performance laboratories, qualified and trained laboratory personnel, in-house expert sensory panels, and certified regulatory affairs teams to provide retailers with assurance as to product quality. The TAQA(R) program is based on both international (ISO) and current U.S. standards, and includes product risk assessment.

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

Revenues from Technical Services accounted for 19% of total revenues in the eleven months ended March 31, 2000, and 48% and 45% of total revenues in fiscal years 1999 and 1998, respectively.

FINE CHEMICALS

Hauser's Fine Chemicals consist primarily of sales generated through ZetaPharm. ZetaPharm, which was founded in 1976, is a distributor of bulk fine chemicals, excipients and generic active ingredients.

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

Prior to fiscal 2000, ZetaPharm distributed bulk generic active ingredients to pharmaceutical manufacturers for use in human and veterinary applications. The sale of generic active ingredients purchased from Cilag, located in Switzerland, represented 54% and 38% of ZetaPharm total sales in the fiscal years ended March 31, 1998 and 1999, respectively. In 1998, ZetaPharm was advised that Cilag had elected to sell its products directly. As a result, the sale of generic active ingredients in the eleven months ended March 31, 2000 were immaterial.

During the eleven months ended March 31, 2000, sales of Fine Chemicals accounted for 35% of total revenues.

SOURCES AND AVAILABILITY OF RAW MATERIALS

Historically, the Company has purchased its needed raw materials through a variety of sources. Raw material availability has been dependent on the price of the product, growing conditions and available habitat. It is expected that all future raw materials will be sourced and purchased through the Company.

ZetaPharm imports the products that it sells. ZetaPharm suppliers are primarily located in Europe, China, India, and South America.

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

For example, the Company's Dynamic Liquid/Solid ExtractionSM ("DL/SESM") isolation process, typically the first step, is particularly effective at producing liquid extracts from solid natural materials, such as roots, bark, seeds and leaves. Relative to conventional methods, DL/SE(SM) produces a more highly concentrated extract that can be valuable in itself as a product, or alternatively, can simplify the subsequent steps required to isolate an enriched extract or purified natural chemical.

DL/SE(SM) can capture a broader range of components, such as the top notes of pepper, which improves the quality of the final product. Top notes are the highly volatile chemical components of an extract, such as a flavor, which can easily evaporate, the loss of which reduces the quality or character of the flavor. The Company's process also ensures that the level of the marker compound in a specific herbal product is representative of the botanical natural ratio of all compounds.

The Company's purification process, Liquid Liquid FocusingSM ("LLFSM") is highly versatile and can be used in place of more costly chromatography methods. It is often the method of choice as the second step in a process.

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

Since the Company is continually improving its processes and developing additional technological knowledge relating to the extraction and purification of natural products, management believes that the loss of trade secrets or confidential status of some portions of its technology or processes would not adversely affect the Company.

PATENTS: Hauser patents technology when appropriate to obtain long-term protection. The Company owns patents for proprietary chemical substances, composition of matter, and manufacturing processes.

TRADEMARKS AND SERVICEMARKS: The Company has several trademarks and servicemarks either registered or pending, including ColorEnhance(TM), CUSTOMER CONNECTED(TM), Delivering What Nature Intended(R), Hauser Certified Assay(R), Invigora(TM), Natural Ratio(TM), NatureEnhance(R), Preventia(TM), RoseOx(R), RoseOx660(R), StabilEnhance(R), TAQA(R), and TT550(R). The servicemarks "Hauser" and "Shuster" have been registered by the Company.

SEASONAL ASPECTS OF THE COMPANY'S BUSINESS

The Company's strongest selling season has historically been the months of January through March. During the eleven months ended March 31, 2000, the historically strong fourth quarter proved to be weaker than in years past. Such result was due primarily to reduced demand for herbal extracts at the retail level. In the three calendar years preceding the merger between the Company and the Contributed Subsidiaries, there was double digit growth in retail sales. In the twelve month period ended March 31, 2000, there was a double digit reduction in retail sales of dietary supplements.

While the Company purchases inventory throughout the year, a substantial portion of the inventory requirements are purchased during the harvest seasons of botanical raw materials which begins in August and concludes in December. As a result, inventory and short-term debt are substantially higher in the second and third quarters.

BACKLOG

Refer to customer backlog information in Management's Discussion and Analysis of Financial Condition and Results of Operations.

SIGNIFICANCE OF DEPENDENCE UPON A FEW CUSTOMERS

During fiscal 2000, no customer accounted for 10% of any products produced, or services performed, by the Company.

GOVERNMENT CONTRACTS

No material portion of the Company's and Contributed Subsidiaries' business is subject to renegotiation of profits or termination of contracts at the election of the government. As previously discussed, during fiscal 1998, the Company signed a collaborative agreement with NIDA. Management believes that if this contract was terminated, there would be no material impact on the Company's financial condition or results of operations.

CUSTOMERS AND COMPETITION

Herbal Extracts - Customer purchases of standardized herbal extract products are made from a small number of large suppliers, located primarily in North America, Europe and China. European competition includes Indena Pharmaceuticals, Martin Bauer and Euromed. These competitors sell bulk products, manufactured in Europe, in the United States. United States companies selling herbal extracts include PureWorld, A.M. Todd and Triarco.

During fiscal 2000, the overall herbal industry has suffered from price declines and an over supply of inventories at the retail, manufacturer and raw material supplier level. These price declines have resulted in the Company writing down approximately $10.7 million of certain items in its inventory to their lower of cost or market value. It is possible that the Company may experience future write-downs of inventory if market prices for the Company's products continue to decline.

Management believes that the Company's expertise in the production and sale of extracts from natural sources and its extensive regulatory experience, will permit the Company to effectively compete in the sale of herbal extracts to manufacturers of dietary supplements.

The major competitors of the Company for botanical raw materials wild gathered in the United States are McAndrews and Forbes Company ("MAFCO"), and Plantation Botanicals, Inc.

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

ZETAPHARM

In the sale of its products, ZetaPharm competes with major pharmaceutical companies, major manufacturers of food supplements and excipients and other distributors of such products. ZetaPharm competes on the basis of service, product quality and price.

RESEARCH AND DEVELOPMENT

Research and development efforts are generally devoted to five principal areas:
(1) development of new technology; (2) application of the Company's processing technology to new products; (3) improvement of existing processes; (4) semi-synthetic preparation of existing and new biologically active compounds; and (5) development of viable alternate raw materials for natural products extraction and purification. Efforts in these areas have generated products, such as the rosemary antioxidants and TT550(R).

The Company also offers consultation and contract research and development in the areas of product purification and isolation, product development, and process development and optimization. The Company is currently active in supporting the drug discovery and drug development efforts of the pharmaceutical customers. The Company also provides contract research and development for customers in the flavors and cosmetic industries. Management believes that such endeavors could provide the Company with future manufacturing opportunities.

GOVERNMENT REGULATIONS

The Company's business is subject to comprehensive regulation throughout the world. In the United States, regulations have been established by the FDA with respect to the manufacturing of pharmaceuticals, foods and flavors; environmental regulation by the U.S. Environmental Protection Agency ("EPA"); by the U.S. Bureau of Alcohol, Tobacco and Firearms with respect to alcohol used in flavors and research; by the Colorado Department of Public Health and Environment, and by the U.S. Departments of Interior and Agriculture to manage and protect wildlife and forest resources.

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

The DSHEA preserves the existing safety standards found in the Food, Drug and Cosmetic Act and provides additional safeguards to ensure that consumers are protected from products which present a significant or unreasonable risk of illness or injury under the conditions of use recommended or suggested in product labeling. The law also grants the Secretary of Health and Human Services emergency authority to remove a supplement from the marketplace if it poses an imminent hazard to public safety.

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

PRODUCT LIABILITY INSURANCE

The sale of the Company's products include an inherent risk that product liability claims may be asserted against the Company. The pharmaceutical industry has experienced increasing difficulty maintaining product liability insurance coverage at reasonable levels, and substantial increases in insurance premium costs have rendered coverage economically impractical in many cases. The Company maintains product liability coverage in an amount that management considers to be prudent. There can be no assurance that the Company will be able to maintain product liability insurance on acceptable terms or that such insurance will provide adequate coverage against potential claims. While the Company has not experienced any product liability claims, if such claims should arise in the future and are resolved against the Company, the Company's business and prospects could be adversely affected.

EMPLOYEES

As of March 31, 2000, the Company employed 332 employees.

Hauser and BIE have 36 employees involved with administrative, financial and marketing functions, 59 involved in manufacturing and sourcing of natural products, and 12 employees involved with research and development efforts.

Hauser Technical Services, which includes Hauser Laboratories and Shuster, employs 31 people in administration, financial and marketing functions, and 159 in Technical Services.

ZetaPharm has 21 employees. Ten are engaged in sales, 6 are engaged in customer service, and the balance are engaged in administration.

As of March 31, 2000, Wilcox had approximately 14 employees. As discussed, the Wilcox facilities will be closed.

ITEM 2.  PROPERTIES

The location and general description of properties owned or leased by the Company are as follows:

                                                                               Area/Facility   Owned or Leased:
                                                                                      Square      If Leased,
    Location                  Type of Facility                                       Footage    Expiration Year
    ------------------------- ---------------------------------------------- ---------------- --------------------
    Airport Boulevard         Manufacturing and laboratory facilities                 25,298     Leased; 2010
    Boulder, CO               executive and administrative offices
    ------------------------- ---------------------------------------------- ---------------- --------------------
    Nautilus Court South      Manufacturing and laboratory facilities                 26,426         Owned
    Boulder, CO
    ------------------------- ---------------------------------------------- ---------------- --------------------
    Longmont, CO              Manufacturing and warehouse facilities                  32,052         Owned
                              administrative office
    ------------------------- ---------------------------------------------- ---------------- --------------------
    Clear Creek, CO           Technical services                                      18,000     Leased; 2001
    ------------------------- ---------------------------------------------- ---------------- --------------------
    Quincy, MA                Laboratory and storage facilities executive             35,423     Leased; 2000
                              and administrative offices
    ------------------------- ---------------------------------------------- ---------------- --------------------
    Canton, MA                Laboratory facilities executive and                     42,000     Leased; 2010
                              administrative offices
    ------------------------- ---------------------------------------------- ---------------- --------------------
    Smyrna, GA                Laboratory facilities executive and                      9,350     Leased; 2003
                              administrative offices
    ------------------------- ---------------------------------------------- ---------------- --------------------
    New York, NY              Executive and sales offices                              3,300     Leased; 2001
    ------------------------- ---------------------------------------------- ---------------- --------------------
    Boone, NC                 Warehouse facility executive and                        17,900     Leased; 2003
                              administrative offices
    ------------------------- ---------------------------------------------- ---------------- --------------------

The Company also leases additional warehouse space in North Carolina, Florida and Kentucky.

As discussed earlier, the Company is in the process of closing the Wilcox facilities. As a result, the Company is negotiating the termination of certain leases in North Carolina, Florida and Kentucky. Also, the Company is in the process of negotiating the termination of the Smyrna, GA lease, as the operations of this facility have now been moved to Quincy, MA.

Subsequent to March 31, 2000, the Company sold unimproved land for $1,436,000. The proceeds of such sale were used to pay down the Company's Credit Facility.

The Company believes that its facilities are in good repair and are suitable for its needs in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

No material legal proceedings exist.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a shareholder vote during the fourth quarter of the eleven months ended March 31, 2000.

On June 11, 1999 the shareholders voted to approve (1) the Agreement and Plan of the Merger among Hauser, ZGNA, ZBI and certain other parties, and (2) issuance to ZGNA and ZBI of shares of Common Stock of Hauser representing 49% of the issued and outstanding shares after giving effect to such issuance, subject to adjustment under certain circumstances.

On December 8, 1999, the shareholders voted to approve (1) the election of the Board of Directors to hold office until the next annual meeting of shareholders,
(2) the reincorporation of the Company from Colorado to Delaware, (3) the Company's 1999 Stock Incentive Plan, with respect to which 850,000 shares of Common Stock were reserved for issuance and (4) the Company's 1999 Employee Stock Purchase Plan, with respect to which 150,000 shares of Common Stock were reserved for issuance.

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

                              Eleven Months Ended March 31, 2000                  Year Ended April 30, 1999
                        ------------------------------------------------  -------------------------------------------
                               High Bid                 Low Bid                High Bid               Low Bid
                        -----------------------  -----------------------  -------------------  ----------------------

First Quarter                      $     11.50               $     5.31            $   33.75              $    21.75

Second Quarter                            5.88                     2.94                25.75                   11.25

Third Quarter                             4.50                     2.28                20.50                   12.00

Fourth Quarter                            5.00                     2.22                15.75                    6.00


As of March 31, 2000, there were approximately 532 holders of record of the Company's Common Stock, which numbers do not reflect stockholders who beneficially own Common Stock held in nominee or street name.

On June 22, 2000, the Company received notice from NASDAQ that the Company does not comply with the requirements for continued listing on the NASDAQ National Market System. The notice indicates that the Company will be de-listed on September 22, 2000. The Company is in the process of determining whether to appeal NASDAQ's determination or whether to apply for listing on the SmallCap Market. There can be no assurance that the Common Stock will continue to trade on the NASDAQ National Market System or that the Company will meet the initial or continued listing requirements for the SmallCap Market.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following is a summary of selected financial data which the Company believes highlights trends in its financial condition and results of operations. The data is as of and for the eleven months ended March 31, 2000, and the Company's fiscal years ended April 30, 1999, 1998, 1997 and 1996.

                                                     Eleven Months
                                                         Ended
                                                       March 31,                         Year Ended April 30,
                                                     -------------   ------------------------------------------------------------
                                                          2000           1999            1998            1997            1996
                                                     -------------   -------------   -------------   -------------   ------------
Statement of Operations Data:
Revenues:
   Natural product processing                        $ 28,329,424    $ 13,826,862    $ 13,674,832    $  6,308,221    $  2,642,481
   Technical services                                  15,442,139      17,220,146      14,507,424       9,034,787       9,315,672
   Fine Chemicals and Excipients                       28,695,223              --              --              --              --
   Pharmaceuticals                                      8,694,819       5,218,413       3,855,272       9,882,758       5,481,279
                                                     ------------    ------------    ------------    ------------    ------------
      Total revenues                                   81,161,605      36,265,421      32,037,528      25,225,766      17,439,432
Cost of Revenues                                       77,910,910      48,699,253      24,541,003      20,702,086      18,459,170
                                                     ------------    ------------    ------------    ------------    ------------
Gross profit (loss)                                     3,250,695     (12,433,832)      7,496,525       4,523,680      (1,019,738)
Operating expenses                                     26,204,399      16,874,341      12,142,067      10,565,076       9,562,314
                                                     ------------    ------------    ------------    ------------    ------------
Loss from operations                                  (22,953,704)    (29,308,173)     (4,645,542)     (6,041,396)    (10,582,052)
Other income (expense):
   Interest and other income                               88,371         153,987         315,280         528,424       1,047,734
   Interest expense                                    (1,879,465)       (581,920)        (44,931)        (18,947)        (40,738)
   Gain (loss) from investments                                --              --         361,461              --      (1,000,000)
                                                     ------------    ------------    ------------    ------------    ------------
     Total other income (expense)                      (1,791,094)       (427,933)        631,810         509,477           6,996
                                                     ------------    ------------    ------------    ------------    ------------
Loss from continuing operations before
   provision for income taxes                         (24,744,798)    (29,736,106)     (4,013,732)     (5,531,919)    (10,575,056)
Provision (benefit) for income taxes                    3,630,057              --        (879,723)     (1,628,993)     (4,134,812)
                                                     ------------    ------------    ------------    ------------    ------------
Loss from continuing operations                       (28,374,855)    (29,736,106)     (3,134,009)     (3,902,926)     (6,440,244)
Loss from discontinued operations                              --              --              --       2,628,610       1,296,092
                                                     ------------    ------------    ------------    ------------    ------------
Net loss                                             $(28,374,855)   $(29,736,106)   $ (3,134,009)   $ (6,531,536)   $ (7,736,336)
                                                     ============    ============    ============    ============    ============
Loss per share from continuing operations-
   basic and diluted                                 $      (6.47)   $     (11.36)   $      (1.20)   $      (1.50)   $      (2.49)
Loss per share from discontinued operations-
   basic and diluted                                           --              --              --           (1.01)          (0.50)
Loss per share basic and diluted                     $      (6.47)   $     (11.36)   $      (1.20)   $      (2.51)   $      (2.99)
Weighted average number of shares outstanding           4,388,221       2,617,166       2,609,950       2,597,278       2,583,542

                                                         As of
                                                       March 31,                            As of April 30,
                                                     -------------   ------------------------------------------------------------
                                                          2000           1999            1998            1997            1996
                                                     -------------   -------------   -------------   -------------   ------------
Balance Sheet Data:
Working capital                                      $  3,754,120    $ 10,715,970    $ 16,671,596    $ 21,162,501    $ 32,054,242
Property and equipment, net                            15,684,906      16,571,066      22,344,618      23,186,057      24,605,560
Total assets                                           76,059,641      49,903,537      68,293,581      66,797,878      74,410,380
Long-term debt                                            418,832         486,596         692,733         121,764         130,271
Stockholders' equity                                   37,825,542      30,835,851      60,533,700      63,691,554      70,183,619

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Pursuant to an Agreement and Plan of Merger dated December 8, 1998 (the "Merger Agreement"), the Company completed a merger on June 11, 1999 with three subsidiaries of ZGNA and ZBI. Two subsidiaries of ZGNA, Wilcox and ZetaPharm, and one subsidiary of ZBI, BIE, merged with three wholly-owned subsidiaries of the Company which were created for the purpose of the Merger. Wilcox, ZetaPharm and BIE were the surviving corporations and became wholly-owned subsidiaries of the Company as a result of the Merger.

At the closing of the Merger, the Company issued 2,515,349 shares of its common stock to ZGNA and ZBI, which constituted 49% of the Company's then outstanding shares. After the closing, the Company's existing officers and public shareholders owned 51.0% of the combined company, while ZGNA owned 49.0%. On December 15, 1999 the number of shares that were issued to ZGNA was reduced to 2,193,568 (46% of shares outstanding at March 31, 2000) in accordance with the terms of the Merger Agreement. Simultaneously with the Merger, the Company effected a one-for-four reverse stock split. The reverse stock split was implemented in order to satisfy NASDAQ's listing requirements. All share and per share information has been adjusted for the reverse stock split.

The Company has experienced significant losses from operations and has violated the financial covenants in its current and past borrowing agreements. The operating losses in prior years have resulted primarily from the failure of customers purchasing the Company's paclitaxel product to renew their purchase contracts and in the current year from a worldwide oversupply of dietary supplement products. The Company has responded by terminating the production of paclitaxel and reducing its operating costs through closure of the Wilcox operations; substantially reducing manufacturing costs while increasing manufacturing efficiencies; consolidating its technical services operations; and restructuring its administrative activities.

In connection with the Merger, Wells Fargo Bank, N.A. ("Wells Fargo") provided a $35.0 million line of credit and a $10.0 million fixed asset line (the "Credit Facility") in support of the merged companies. As part of the Merger, the Company repaid approximately $21.0 million in bank debt of Wilcox, ZetaPharm and BIE with proceeds from the Credit Facility. The Credit Facility is collateralized by all of the Company's assets. Since February 28, 1999, the Company has not been in compliance with the financial covenants under the Credit Facility and has not obtained a waiver for these violations. The Company is currently in default under the terms of the Credit Facility and exceeded its borrowing base availability by $1,200,000 at March 31, 2000. As of June 30, 2000, the Company's borrowings under the Credit Facility totaled approximately $24,500,000 and exceeded borrowing base availability by $3,600,000. The Company has been in discussions with the lender regarding a restructure of the Credit Facility. There can be no assurance that the lender will agree to restructure the Credit Facility on terms acceptable to the Company. Due to the Company's covenant violations, the lender can call the Credit Facility at any time, and may pursue other actions available to it, some of which could have a significant negative impact on the Company's ongoing operations. Zatpack, Inc., through ZGNA, the owner of 46% of the outstanding common stock of the Company, has agreed, in principle, to purchase a promissory note from the

Company (the "Note") for $5 million subordinated debt. Such purchase would close simultaneously with the restructuring of the Credit Facility. The Note will earn interest at 12%, be payable in three years and have warrants attached which would permit Zatpack to purchase an additional 794,161 shares of common stock of the Company at a price equal to the closing price of the common stock on the date of the closing of the purchase of the Note. The Note would be subordinated to the Credit Facility or any loan agreement that replaces the Credit Facility. On June 28, 2000, Zatpack advanced $969,250 against the purchase of the Note.

In the event that the Company is unable to successfully negotiate an amendment to the Credit Facility and/or close the Note agreement with Zatpack, Inc., alternative financing would be required. If additional financing is not available, or the terms of the available financing are not acceptable to the Company, the Company would have to delay planned expenditures and/or cut back on its current level of spending to meet its liquidity needs. There is no assurance that such additional financing will be available when and if needed by the Company. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern.

However, management believes that the actions described above, combined with a continued focus on streamlining operations and cost reductions, will enable the Company to sustain operations throughout fiscal 2001.

On June 22, 2000, the Company received notice from NASDAQ that the Company does not comply with the requirements for continued listing on the NASDAQ National Market System. The notice indicates that the Company will be de-listed on September 22, 2000. The Company is in the process of determining whether to appeal NASDAQ's determination or whether to apply for listing on the SmallCap Market. There can be no assurance that the Common Stock will continue to trade on the NASDAQ National Market System or that the Company will meet the initial or continued listing requirements for the SmallCap Market.

Effective in fiscal year 2000, management of the Company decided to change the year-end reporting requirement of the Company to a fiscal year ending March 31 from April 30 in order to improve the internal reporting requirements of the Company and to reflect calendar quarters.

DISCONTINUED ACTIVITIES

Prior to the Merger, in the third quarter fiscal 1999, the Company discontinued the manufacture and sale of paclitaxel. In the quarter ended January 31, 1999, the Company incurred a one-time charge to earnings of $25,600,000. The charge and paclitaxel revenues and cost of sales have been included in the continuing operations because paclitaxel activities did not constitute a separate business segment of the Company. In February 1999, the Company signed a purchase agreement for the sale of its paclitaxel inventory as part of the planned closure of the paclitaxel business. Under the purchase agreement, the Company has received $8,694,819 through March 31, 2000. The Company has negotiated settlement of its yew tree cultivation agreements and termination of a multi year non-exclusive agreement to supply paclitaxel to a customer. The Company has substantially completed its exit from the paclitaxel business as of March 31, 2000.

RESULTS OF CONTINUING ACTIVITIES

The results of continuing activities exclude paclitaxel, as discussed above. Additionally, the following discussion of results of operations is based on a comparison of pro forma fiscal year ended March 31, 2000 operating results to the pro forma fiscal years ended March 31, 1999 and 1998 operating data because management believes the Merger has made comparison of actual results between years meaningless. Pro forma adjustments incorporated into the table below include the operating results of the Contributed Subsidiaries as if the Merger had occurred on April 1, 1997. Additionally, the pro forma data includes adjustments required to conform all years presented to a March 31 fiscal year end. This information is unaudited.

                                     Year Ended March 31,
                       -----------------------------------------------
                            2000             1999             1998
                       -------------    -------------    -------------
Revenues               $  88,978,356    $ 123,152,624    $ 127,090,102
Cost of Revenues          86,571,633      101,437,348      104,394,461
                       -------------    -------------    -------------
Gross Profit               2,406,723       21,715,276       22,695,641
Operating Expenses        30,004,101       22,775,119       21,079,501
                       -------------    -------------    -------------
Loss from Operations     (27,597,378)      (1,059,843)       1,616,140
Net Loss               $ (33,436,969)   $  (2,949,782)   $    (147,933)
                       =============    =============    =============

REVENUES. A breakout of the Company's pro forma revenues by product and service groupings for its continuing activities is as follows:

                                                 Year ended March 31,
                                      ------------------------------------------
                                          2000           1999           1998
                                      ------------   ------------  -------------

Natural Products                      $ 38,012,328   $ 67,706,852   $ 58,175,179
Technical Services                      16,750,234     17,468,456     13,621,331
Fine Chemicals and Excipients           34,215,794     37,977,316     55,293,592
                                      ------------   ------------   ------------
                                      $ 88,978,356   $123,152,624   $127,090,102
                                      ============   ============   ============


Total pro forma revenues in 2000 were $88,978,356 compared to $123,152,624 in 1999, a decrease of 28%. Pro forma revenues were $123,152,624 in 1999 compared to $127,090,102 in 1998, a decrease of 3%.

Pro forma Natural Products revenues decreased by 44% in 2000 to $38,012,328 from $67,706,852 in 1999. The decrease can be attributed to a reduction in botanical raw material sales, as well as a reduction in sales of herbal extracts. The significant reduction in botanical raw material sales was a driving factor in the Company's decision to close the Wilcox facilities. In 1999, pro forma Natural Products revenues increased by 16% from $58,175,179 in 1998. The increase reflected increases in sales of botanical raw materials as well as herbal extracts. These increases reflected rapid industry growth and the desire of customers to build inventories to meet expected demand. As the industry growth slowed in 2000, customer demand decreased significantly as customers reduced inventories.

In addition to the reduced customer demand in 2000, competitive pressures caused sales prices to decrease, thus causing further reductions in revenue.

Pro forma Technical Services revenues decreased by 4% in 2000 to $16,750,234 from $17,468,456 in 1999. During 2000, Technical Services resources were utilized in connection with the Company's exit from the paclitaxel business. As a result, Technical Services revenues experienced a decrease in 2000. As the paclitaxel liquidation has been concluded, additional personnel have become available for the Technical Service business, which should result in increased revenue. In 1999, pro forma Technical Services revenue increased by 28% from $13,621,331 in 1998. The increase in revenues is due primarily to the Company's concentrated efforts to increase the number of projects related to custom synthesis and natural product isolation in the pharmaceuticals industry.

Pro forma Fine Chemicals and Excipients revenues decreased by 10% in 2000 to $34,215,794 from $37,977,316 in 1999. Pro forma Fine Chemical and Excipient revenues decreased by 31% in 1999 from $55,293,592 in 1998. During 1998, the Company was advised that its principal generic active ingredient supplier had elected to sell its products directly. As a result, the Company's generic active ingredient sales decreased significantly in 1999 and were insignificant in 2000. Sales of other products in the Fine Chemical and Excipients segment have increased, thus offsetting a portion of the loss of the generic active ingredient sales.

GROSS PROFIT. Pro forma gross profit decreased by 89% to $2,406,723 in 2000 from $21,715,276 in 1999. During the pro forma year ended March 31, 2000, the Company recorded a charge to write-down inventory in the amount of $10,670,615, which was offset by the reversal of a reserve of $3,994,759 established in connection with termination of yew tree cultivation agreements and the discontinuation of paclitaxel. The inventory write-downs occurred because of market price reductions for both botanical raw materials and herbal extracts. Additionally, a portion of the inventory write-downs relate to the Company's decision to close the Wilcox facilities.

Excluding the impact of the above referenced items, the pro forma gross profit percentage of 15% is a deterioration from the prior year percentage of 18%. This deterioration is due to intense competition in the dietary supplement market.

Pro forma gross profit decreased by 4% to $21,715,276 in 1999 from $22,695,641 in 1998. In absolute dollars, the decrease in gross profit can be attributed to a reduction in top-line revenues. In terms of gross margin percentages, the gross margin was consistent at approximately 18% in both years.

OPERATING EXPENSES. Pro forma operating expenses increased by 32% in 2000 from $22,775,119 in 1999 to $30,004,101 in 2000. During the pro forma year ended March 31, 2000, the Company recorded a charge in the amount of $814,000 in connection with post-merger severance costs and other one-time merger related expenses. During the third quarter, the Company incurred a charge of $650,000 in connection with the closure of one of Wilcox's facilities. In March 2000, the Company elected to close the remaining Wilcox facilities as part of its cost-reduction program. In connection with this closure, a charge of $6,561,009 was recorded to write down the portion of goodwill allocated to Wilcox. In addition, $1,545,000 was accrued for expenses relating to the shut-down of Wilcox. Also recorded in the fourth quarter is a charge of $499,891 which relates to closing Shuster's Smyrna, GA facility. Included in 1999 pro forma operating expenses is a charge of $1,500,000 recorded in connection with a product warranty issue. Excluding the impact of the above items, operating expenses decreased by 6% from 1999. The decrease is due primarily to employee reductions.

Operating expenses increased by 8% in 1999 from $21,079,501 in 1998 to $22,775,119 in 1999. Excluding the impact of the product warranty reserve recorded in 1999, operating expenses increased by 1% from 1998.

Given the recent decline in the market price of herbal extracts sold to dietary supplement manufacturers, it is possible that certain long-lived assets (principally goodwill of $18.6 million) may be deemed to be impaired. Such impairment would result in possible charges to operating expenses in future periods.

INTEREST EXPENSE. Interest expense was $2,266,518 in 2000, $1,889,939 in 1999, and $864,073 in 1998. The increases in interest expense are due to increased borrowings in 1999 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Total cash and cash equivalents were $1,272,875 at March 31, 2000, compared to $3,610,825 at April 30, 1999. The Company's primary cash needs are for operations, working capital and capital expenditures.

Cash provided by operating activities for the eleven months ended March 31, 2000 was $3,539,198. The positive cash flow from operations is due to a net loss of $28,374,855, offset primarily by non-cash expenses of $22,096,878, and changes in working capital of $9,420,215.

Cash used in investing activities is comprised of capital expenditures and cash paid for merger costs of $1,403,689 and $1,793,367, respectively, offset by a reduction in restricted cash of $567,032.

Cash used in financing activities is comprised primarily of changes in the Company's bank line of credit, and repayments of long-term debt.

The Company has been in discussions with the lender regarding a restructure of the Credit Facility. There can be no assurance that the lender will agree to restructure the Credit Facility on terms acceptable to the Company. Due to the Company's covenant violations, the lender may call the Credit Facility at any time, and may pursue other actions available to it, some of which could have a significant negative impact on the Company's ongoing operations. Zatpack, Inc., through ZGNA, the owner of 46% of the outstanding common stock of the Company, has agreed, in principle, to purchase a promissory note from the Company (the "Note") for $5 million subordinated debt. Such purchase would close simultaneously with the restructuring of the Credit Facility. The Note will earn interest at 12%, be payable in three years and have warrants attached which would permit Zatpack to purchase an additional 794,161 shares of common stock of the Company at a price equal to the closing price of the common stock on the date of the closing of the purchase of the Note. The Note would be subordinated to the Credit Facility or any loan agreement that replaces the Credit Facility. On June 28, 2000, Zatpack advanced $969,250 against the purchase of the Note.

The Company expects to meet its liquidity requirements through cash flows from operations and, if the Bank agrees to an amendment of the financial covenants under the Credit Facility (see Notes 1 and 3 to the Financial Statements), from the Credit Facility. Management believes that current cash reserves, the Credit Facility and funds generated from operating activities will be sufficient to meet the Company's liquidity needs within the next twelve months and on a long-term basis.

In the event that the Company is unable to successfully negotiate an amendment to the Credit Facility, alternative financing would be required. If additional financing is not available, or the terms of the available financing are not acceptable to the Company, the Company would have to delay planned expenditures and/or cut back on its current level of spending to meet its liquidity needs. There is no assurance that such additional financing will be available when and if needed by the Company.

WORKING CAPITAL. Working capital as of March 31, 2000 was $3,754,120 as compared to $10,715,970 as of April 30, 1999. The change is primarily attributable to changes in current assets and liabilities related to the merger, which have been offset by the use of cash during the year, as well as inventory write-downs and accruals for facility closures.

INCOME TAXES. During the quarter ended January 31, 2000, Management concluded that the current value of the net deferred tax assets did not meet the realization criteria as set forth in Statement of Accounting Standards No. 109 "Accounting for Income Taxes". Based on these factors, Management decreased net deferred tax assets to zero, with a net change of $3,524,474. As of March 31, 2000, the Company had a valuation allowance of approximately $21.9 million. Included in gross deferred tax assets at March 31, 2000, are federal and state net operating loss carry forwards of approximately $41.6 million and $50.3 million respectively, income tax credits of approximately $659,000 and alternative minimum tax credits of approximately $1.5 million. Although the deferred income taxes have been 100% reserved for, the reserve may be reversed and a related benefit recorded in the future when and if the assets are deemed realizable.

BACKLOG. Backlog of unfilled sales orders was $6,300,000 of as March 31, 2000, compared to $1,590,302 as of April 30, 1999. Backlog at March 31, 2000 consists of unfilled sales orders for Natural Products, Technical Services and Fine Chemicals and Excipients. The increase in backlog from the prior year is due primarily to the addition of the Contributed Subsidiaries.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of changes in United States interest rates. These exposures are directly related to the Company's fixed and variable rate borrowings used to fund its operations. Additionally, the Company is exposed to market risk because of market price reductions for botanical raw materials and extracts. The Company performs ongoing evaluations regarding the net realizable value of inventory and writes down such inventory as appropriate. Historically and as of March 31, 2000, the Company has not used derivative instruments or engaged in hedging activities.

The interest payable on the Company's revolving line of credit is variable based on the prime rate or LIBOR, and is therefore, affected by changes in market interest rates. At March 31, 2000, $2,793,720 was outstanding with an interest rate of 8.75% (prime less 0.25%), and $23,000,000 was outstanding with an interest rate of 8.05% (LIBOR plus 1.95%). Should the Company be required to obtain financing for the existing line elsewhere, the interest rate to replace the Credit Facility could be significantly higher. For example, if the interest rate on the Company's Credit Facility had been 2% higher for the eleven months ended March 31, 2000, the Company would have incurred additional interest expense of approximately $550,000, with an associated $.13 increase in the per share loss for the eleven months ended March 31, 2000. Therefore, the Company's exposure to changes in interest rates will be significant until such time as its operating results permit it to obtain financing on terms equivalent to those available under the Credit Facility.

YEAR 2000 COMPLIANCE

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

FORWARD-LOOKING STATEMENTS

Certain oral and written statements of management of the Company included in the Form 10-K and elsewhere may contain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations. The forward-looking statements included herein and elsewhere are based on current expectations that involve judgments which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are included in this Report:

                                                                           PAGE

Report of Independent Public Accountants                                     F-1

Consolidated Statements of Operations for the eleven months ended
March 31, 2000, and the years ended April 30, 1999 and 1998                  F-2

Consolidated Balance Sheets as of March 31, 2000 and April 30, 1999          F-3

Consolidated Statements of Cash Flows for the eleven months ended
March 31, 2000 and the years ended April 30, 1999 and 1998                   F-4

Consolidated Statements of Stockholders' Equity for the eleven months
ended March 31, 2000 and the years ended April 30, 1999 and 1998             F-5

Notes to Consolidated Financial Statements for the eleven months ended
March 31, 2000 and the years ended April 30, 1999 and 1998                   F-6

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) and (2) The following financial statements and financial statement schedules are filed as part of this report:

                                                                            PAGE

Report of Independent Public Accountants                                     F-1

Consolidated Statements of Operations for the eleven months ended
March 31, 2000 and the years ended April 30, 1999 and 1998                   F-2

Consolidated Balance Sheets as of March 31, 2000 and April 30, 1999          F-3

Consolidated Statements of Cash Flows for the eleven months ended
March 31, 2000 and the years ended April 30, 1999 and 1998                   F-4

Consolidated Statements of Stockholders' Equity for the eleven months
ended March 31, 2000 and the years ended April 30, 1999 and 1998             F-5

Notes to Consolidated Financial Statements for the eleven months ended
March 31, 2000 and the years ended April 30, 1999 and 1998                   F-6

All other schedules have been omitted because they are not applicable, not required, or the required information is shown in the consolidated financial statements or notes thereto.

(b) Reports on Form 8-K

None.

(c)      Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the Exhibit Index of this report.

                                    FORM 10K

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

              Dated: July 14, 2000

              HAUSER, INC.
              By:
                  ----------------------------------
                  Volker Wypyszyk
                  CEO / President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       SIGNATURE                                           TITLE                                  DATE
       ---------                                           -----                                  ----
       ---------------------------
       Volker Wypyszyk              Chief Executive Officer, President                          July 14, 2000
                                    (Principal Executive Officer)


       ---------------------------
       Ralph L. Heimann             Chief Financial Officer and Treasurer (Principal            July 14, 2000
                                    Financial and Accounting Officer)


       ---------------------------
       Dean Stull                   Senior Executive Vice President, Technology                 July 14, 2000


       ---------------------------
       Herbert Elish                Director                                                    July 14, 2000


       ---------------------------
       James R. Mellor              Director                                                    July 14, 2000


       ---------------------------
       Robert F. Saydah             Director                                                    July 14, 2000


       ---------------------------
       Harvey Sperry                Director                                                    July 14, 2000

                                  EXHIBIT INDEX

    Exhibit No.                                                 Description

          2.1 Agreement and Plan of Merger by and among Zuellig Group N.A., Inc., Hauser, Inc. and certain other parties, dated as of December 8, 1998 and amended as of February 11, 1999 (Incorporated by reference to Appendix B to the Company's definitive proxy statement dated May 11, 1999).

          3.1       Certificate of Incorporation

          3.2       Bylaws

          10.1 Governance Agreement, dated as of June 11, 1999, by and between Hauser, Inc., Zuellig Group N.A., Inc. and Zuellig Botanicals, Inc. (Incorporated by reference to Appendix C to the Company's definitive proxy statement dated May 11,
                    1999).

          10.2 Registration Rights Agreement, dated as of December 8, 1999, by and between Hauser, Inc., Zuellig Group N.A., Inc. and Zuellig Botanicals, Inc. (Incorporated by reference to
                    Exhibit 2.7 to the Company's report on Form 10-Q for the quarter ended October 31, 1998).

          10.3 Agreement for Option to Acquire Powders Business From Zuellig Botanicals, Inc., dated as of June 11, 1999, by and between Hauser, Inc. and Zuellig Botanicals, Inc. (Incorporated by reference to Exhibit 2.6 to the Company's report on Form 10-Q for the quarter ended October 31, 1998).

          10.4 Sourcing Agency Agreement, dated as of June 11, 1999, by and between Hauser, Inc. and Zuellig Botanicals, Inc. (Incorporated by reference to Exhibit 2.8 to the Company's report on Form 10-Q for the quarter ended October 31, 1998).

          10.5 Agreement Regarding Employees, dated as of June 11, 1999, by and between Hauser, Inc. and Zuellig Botanicals, Inc. (Incorporated by reference to Exhibit 2.2 to the Company's report on Form 10-Q for the quarter ended October 31, 1998).

          10.6 Paclitaxel Supply Agreement dated February 3, 1999 (Incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended January 31, 1999).

          10.7 Escrow Agreement dated February 3, 1999 (Incorporated by reference to Exhibit 10.2 to the Company's report on Form 10-Q/A for the quarter ended January 31, 1999).

          10.8 Credit Agreement dated as of June 11, 1999 among Hauser, Inc., Zuellig Botanical Extracts, Inc., Zetapharm, Inc., Wilcox Drug Company, Inc., Shuster Laboratories, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit
                    10.1 to the Company's report on Form 8-K dated June 25,
                    1999).

          10.9 Waiver and Amendment to the Credit Agreement (Incorporated by reference to Exhibit 10.10 to the Company's report on Form 10-Q for the quarter ended October 31, 1999).

          10.10 Revolving Credit Note dated June 11, 1999 (Incorporated by reference to Exhibit 10.2 to the Company's report on Form 8-K dated June 25, 1999).

          10.11     Term Note dated June 11, 1999 (Incorporated by reference to
                    Exhibit 10.3 to the Company's report on Form 8-K dated June 25, 1999).

          10.12 Security Agreement dated June 11, 1999m among Hauser, Inc., Shuster Laboratories, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 10.4 to the Company's report on Form 8-K dated June 25, 1999).

          10.13 Collateral Assignment of Trademarks, Trademark Applications, Patent and Patent Applications dated June 11, 1999 (Incorporated by reference to Exhibit 10.5 to the Company's report on Form 8-K dated June 25, 1999).

          10.14 Collateral Assignment of Patents and Patent Applications dated June 11, 1999 (Incorporated by reference to Exhibit
                    10.6 to the Company's report on Form 8-K dated June 25,
                    1999).

          10.15 Amended and Restated Security Agreement dated as of June 11, 1999, among Zuellig Botanical Extracts, Inc., Wilcox Drug Company, Inc., ZetaPharm, Inc., and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 10.7 to the Company's report on Form 8-K dated June 25, 1999).

          10.16 Pledge and Security Agreement dated June 11, 1999 (Incorporated by reference to Exhibit 10.8 to the Company's report on Form 8-K dated June 25, 1999).

          10.17 Deed of Trust, Assignment of Rents, Security Agreement and Financing Statement dated June 11, 1999 (Incorporated by reference to Exhibit 10.9 to the Company's report on Form 8-K dated June 25, 1999).

          23.1      Consent of Independent Public Accountants.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders of Hauser, Inc.:

We have audited the accompanying consolidated balance sheets of Hauser, Inc. (a Delaware Corporation) and its subsidiaries as of March 31, 2000 and April 30, 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for the eleven months ended March 31, 2000 and each of the two years in the period ended April 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hauser, Inc. and its subsidiaries as of March 31, 2000, and April 30, 1999, and the results of their operations and their cash flows for the eleven months in the period ended March 31, 2000, and each of the two years in the period ended April 30, 1999 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses from operations, has an accumulated deficit of approximately $56.4 million, has violated the financial covenants in its current borrowing agreement and is dependent on additional financing to fund operations. These factors raise a substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

ARTHUR ANDERSEN LLP

Denver, Colorado,
     June 30, 2000.

HAUSER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                   Eleven
                                   Months
                                   Ended           Years ended April 30,
                               ------------    ----------------------------
                                 March 31,
                                   2000            1999            1998
                               ------------    ------------    ------------
REVENUES:
Natural products               $ 28,329,424    $ 13,826,862    $ 13,674,832
Fine chemicals                   28,695,223              --              --
Technical services               15,442,139      17,220,146      14,507,424
Pharmaceuticals                   8,694,819       5,218,413       3,855,272
                               ------------    ------------    ------------
Total revenues                   81,161,605      36,265,421      32,037,528
                               ------------    ------------    ------------

COST OF REVENUES:
Natural products                 26,013,125      12,499,299      11,335,201
Fine chemicals                   24,139,555              --              --
Technical services               12,585,162      12,612,525      10,102,016
Pharmaceuticals                   8,497,212       3,887,429       3,103,786
Write-down of inventory           6,675,856      19,700,000              --
                               ------------    ------------    ------------
 Total cost of revenues          77,910,910      48,699,253      24,541,003
                               ------------    ------------    ------------

GROSS PROFIT (LOSS)               3,250,695     (12,433,832)      7,496,525
                               ------------    ------------    ------------

OPERATING EXPENSES:
Research and development            800,462       1,593,880       2,229,843
Sales and marketing               4,611,631       2,732,057       2,390,602
General and administrative       11,536,406       6,648,404       6,021,622
Product warranty                         --              --       1,500,000
Write-off of assets and
   facility closure costs         9,255,900       5,900,000              --
                               ------------    ------------    ------------
Total operating expenses         26,204,399      16,874,341      12,142,067

                               ------------    ------------    ------------
LOSS FROM OPERATIONS            (22,953,704)    (29,308,173)     (4,645,542)
                               ------------    ------------    ------------

OTHER INCOME (EXPENSE):
Interest and other income            88,371         153,987         315,280
Interest expense                 (1,879,465)       (581,920)        (44,931)
Gain from sale of investment             --              --         361,461
                               ------------    ------------    ------------
Total other (expense) income     (1,791,094)       (427,933)        631,810
                               ------------    ------------    ------------


LOSS BEFORE INCOME TAX          (24,744,798)    (29,736,106)     (4,013,732)

INCOME TAX EXPENSE (BENEFIT)      3,630,057              --        (879,723)


                               ------------    ------------    ------------
NET LOSS                       $(28,374,855)   $(29,736,106)   $ (3,134,009)
                               ============    ============    ============

LOSS PER SHARE BASIC AND
   DILUTED:                    $      (6.47)   $     (11.36)   $      (1.20)
                               ============    ============    ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING BASIC AND
  DILUTED                         4,388,221       2,617,166       2,609,950
                               ============    ============    ============

See notes to consolidated financial statements.

HAUSER, INC.

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                March 31,       April 30,
ASSETS                                            2000            1999
------                                        ------------    ------------
CURRENT ASSETS:
Cash and cash equivalents                     $  1,272,875    $  3,610,825
Restricted cash                                         --         567,032
Accounts receivable, less allowance for
   doubtful accounts:
      2000, $976,101; 1999, $158,421            17,052,701       6,812,444
Inventory, at cost or market                    22,631,914       9,665,832
Paclitaxel inventory                                    --       6,034,525
Prepaid expenses and other                         611,897         292,808
Net deferred income tax asset                           --       2,313,594
                                              ------------    ------------
   Total current assets                         41,569,387      29,297,060
                                              ------------    ------------

PROPERTY AND EQUIPMENT:
Land and buildings                               8,753,733       7,692,252
Laboratory and processing equipment             25,879,426      23,972,862
Furniture and fixtures                           4,289,140       3,970,364
                                              ------------    ------------
   Total property and equipment                 38,922,299      35,635,478
Accumulated depreciation and amortization      (23,237,393)    (19,064,412)
                                              ------------    ------------
   Net property and equipment                   15,684,906      16,571,066
                                              ------------    ------------

OTHER ASSETS:
Goodwill, less accumulated amortization:
      2000, $1,742,698; 1999, $847,509          18,556,242       1,373,471
Deposits and other                                 249,106       2,019,041
Net deferred income tax asset                           --         642,899

                                              ------------    ------------
                                              $ 76,059,641    $ 49,903,537
                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                              $  4,067,144    $  2,953,559
Current portion of long-term debt               26,377,638       6,750,342
Accrued salaries and benefits                    2,391,576       1,347,040
Deposits                                           916,870       3,807,798
Accrued exit costs                               1,987,214       3,537,203
Other current liabilities                        2,074,825         185,148
                                              ------------    ------------
   Total current liabilities                    37,815,267      18,581,090
                                              ------------    ------------

LONG-TERM DEBT                                     418,832         486,596
                                              ------------    ------------

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value;
   50,000,000 shares authorized;
   shares issued and outstanding:
       2000, 4,811,585; 1999, 2,618,017              4,812           2,618
Additional paid-in capital                      94,252,750      58,890,398
Accumulated deficit                            (56,432,020)    (28,057,165)
                                              ------------    ------------
                                                37,825,542      30,835,851

                                              ------------    ------------
                                              $ 76,059,641    $ 49,903,537
                                              ============    ============

See notes to consolidated financial statements.

HAUSER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                               Eleven
                                                               months
                                                                ended
                                                              March 31,         Years ended April 30,
                                                            ------------    ----------------------------
                                                                 2000           1999            1998
                                                            ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $(28,374,855)   $(29,736,106)   $ (3,134,009)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
Depreciation and amortization                                  4,411,245       4,010,701       4,022,965
Provision for bad debts                                          359,440         111,151         235,574
Provision for inventories                                     10,670,615         223,142          41,829
(Expenditure) provision for product warranty                          --      (1,500,000)      1,500,000
Provision for paclitaxel and other related assets             (3,994,759)     25,600,000              --
Change in accrued exit costs                                  (1,549,989)     (1,512,797)             --
Abandonment of goodwill                                        6,561,009              --              --
Write-off of fixed assets                                        564,854              --              --
Loss on disposal of assets                                            --              --          92,319
Gain on sales of investment                                           --              --        (361,461)
Deferred income tax expense (benefit)                          3,524,474              --        (879,723)
Change in deposits and other                                   1,946,949      (2,581,994)     (2,535,737)
Change in assets and liabilities-
  Accounts receivable                                          3,500,280       2,166,410      (4,364,447)
  Income taxes receivable                                             --              --       1,445,046
  Inventories                                                  6,900,464      (1,199,444)     (3,304,476)
  Prepaid expenses and other                                   2,068,114        (259,378)         56,755
  Accounts payable                                            (1,997,875)      1,189,265         277,795
  Customer deposits                                           (2,890,928)      3,137,643         470,155
  Other accrued liabilities                                    1,840,160         330,987          75,056
                                                            ------------    ------------    ------------
Net cash provided by (used in) operating activities            3,539,198         (20,420)     (6,362,359)
                                                            ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                         (1,403,689)     (1,907,986)     (2,058,167)
  Cash paid for merger costs                                  (1,793,367)             --              --
  Proceeds from sale of investment                                    --              --         458,479
  Purchase of Shuster's common stock, net of cash acquired            --              --         (63,569)
  Collection on note receivable                                       --              --         108,411
  Issuance of notes receivable                                        --              --         (60,000)
  Purchase of investments                                             --              --        (194,922)
  Maturity of investments                                             --              --         391,673
  Net change in restricted cash                                  567,032        (427,686)       (139,346)
                                                            ------------    ------------    ------------
Net cash used in investing activities                         (2,630,024)     (2,335,672)     (1,557,441)
                                                            ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in bank debt                                     (6,000,000)      4,500,000       1,500,000
  Repayments of bank line of credit                          (21,293,887)             --              --
  Proceeds from bank line of credit                           24,774,281              --              --
  Repayments of long-term debt                                  (727,518)       (633,136)       (120,229)
  Proceeds from issuance of common stock and warrants                 --          18,257         242,274
                                                            ------------    ------------    ------------
Net cash (used in) provided by financing activities           (3,247,124)      3,885,121       1,622,045
                                                            ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents          (2,337,950)      1,529,029      (6,297,755)

Cash and cash equivalents, beginning of period                 3,610,825       2,081,796       8,379,551
                                                            ------------    ------------    ------------

Cash and cash equivalents, end of period                    $  1,272,875    $  3,610,825    $  2,081,796
                                                            ============    ============    ============

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for interest                      $  1,867,484    $    581,920    $     44,934
                                                            ============    ============    ============
Cash received during the year for income taxes refunded     $         --    $         --    $  1,625,855
                                                            ============    ============    ============
Non-cash investing and financing activity:
  Capital lease obligations incurred through lease of
    laboratory and processing equipment                     $    493,330    $    765,843    $    930,780
                                                            ============    ============    ============

See notes to consolidated financial statements.

HAUSER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
--------------------------------------------------------------------------------

                                                 Common Stock          Additional
                                           ------------------------      Paid-in     Comprehensive
                                             Shares       Amount         Capital        (Loss)
                                           ------------------------   ------------   ------------
BALANCES, APRIL 30, 1997                   2,604,757   $      2,605   $ 58,629,921

Exercise of stock options                     11,358             11        223,915
Tax benefit from employee
  exercise of stock options                       --             --         18,348
Change in unrealized gain on
  available-for-sale investment, net
  of income tax effect of $15,010                 --             --             --   $    (23,477)
Reclassification adjustment for gains
  included in net income, net of income
  tax effect of $135,837                          --             --             --       (222,642)
Net loss                                          --             --             --     (3,134,009)
                                                                                     ------------
Comprehensive loss                                --             --             --   $ (3,380,128)
                                           ------------------------   ------------   ============

BALANCES, APRIL 30, 1998                   2,616,115          2,616     58,872,184

   Exercise of stock options                   1,902              2         18,214
   Net loss                                       --             --             --   $(29,736,106)
                                           ------------------------   ------------   ============

BALANCES, APRIL 30, 1999                   2,618,017          2,618     58,890,398

   Common stock issued in merger           2,193,568          2,194     35,362,352
   Net loss                                       --             --             --   $(28,374,855)
                                           ------------------------   ------------   ============

BALANCES, MARCH 31, 2000                   4,811,585   $      4,812   $ 94,252,750
                                           ========================   ============
                                           Accumulated
                                               Other         Retained          Total
                                           Comprehensive     Earnings      Stockholders'
                                           Income (Loss)    (Deficit)         Equity
                                           ------------    ------------    ------------
BALANCES, APRIL 30, 1997                   $    246,119    $  4,812,950    $ 63,691,595

Exercise of stock options                            --              --         223,926
Tax benefit from employee
  exercise of stock options                          --              --          18,348
Change in unrealized gain on
  available-for-sale investment, net
  of income tax effect of $15,010               (23,477)             --         (23,477)
Reclassification adjustment for gains
  included in net income, net of income
  tax effect of $135,837                       (222,642)             --        (222,642)
Net loss                                             --      (3,134,009)     (3,134,009)

Comprehensive loss                                   --              --              --
                                           ------------    ------------    ------------

BALANCES, APRIL 30, 1998                             --       1,678,941      60,553,741

   Exercise of stock options                         --              --          18,216
   Net loss                                          --     (29,736,106)    (29,736,106)
                                           ------------    ------------    ------------

BALANCES, APRIL 30, 1999                             --     (28,057,165)     30,835,851

   Common stock issued in merger                     --              --      35,364,546
   Net loss                                          --     (28,374,855)    (28,374,855)
                                           ------------    ------------    ------------

BALANCES, MARCH 31, 2000                   $         --    $(56,432,020)   $ 37,825,542
                                           ============    ============    ============

See notes to consolidated financial statements.
`

HAUSER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BUSINESS ORGANIZATION

       Hauser, Inc., a Delaware corporation, and its wholly owned subsidiaries (together, the "Company"), is a manufacturer of extracts from natural sources, using its proprietary technologies in extraction and purification. Hauser is also a leading supplier of herbal extracts, botanical raw materials, and related products to the dietary supplement market in the United States. Hauser and its subsidiaries are able to source, process, and distribute products to the dietary supplement market including branded product sellers. The Company also provides interdisciplinary laboratory testing services, chemical engineering services, and contract research and development. The Company's services are principally marketed to the pharmaceutical, dietary supplement and food ingredient industries.

       On June 11, 1999, the Company completed a merger (the "Merger") with three subsidiaries (the "Contributed Subsidiaries") of privately-held Zuellig Group N. A., Inc., ("ZGNA") and Zuellig Botanicals, Inc. ("ZBI"). At the closing of the Merger, the Company issued 2,515,349 shares of its common stock to ZGNA and ZBI, which constituted 49% of the Company's then outstanding shares. After the closing, the Company's existing officers and public shareholders owned 51.0% of the combined company, while ZGNA owned 49.0%. On December 15, 1999 the number of shares that were issued to ZGNA was reduced to 2,193,568 (46% of shares outstanding at March 31, 2000) in accordance with the terms of the Merger Agreement. Simultaneously with the Merger, the Company effected a one-for-four reverse stock split. The reverse stock split was implemented in order to satisfy NASDAQ's listing requirements. All share and per share information has been adjusted for the reverse stock split.

       The Company has experienced significant losses from operations and has violated the financial covenants in its current and past borrowing agreements. The operating losses in prior years have resulted primarily from the failure of customers purchasing the Company's paclitaxel product to renew their purchase contracts and in the current year from a worldwide oversupply of dietary supplement products. The Company has responded by terminating the production of paclitaxel and reducing its operating costs through closure of the Wilcox operations; substantially reducing manufacturing costs while increasing manufacturing efficiencies; consolidating its technical services operations; and restructuring its administrative activities.

       In connection with the Merger, Wells Fargo Bank, N.A. ("Wells Fargo") provided a $35.0 million line of credit and a $10.0 million fixed asset line (the "Credit Facility") in support of the merged companies. As part of the Merger, the Company repaid approximately $21.0 million in bank debt of Contributed Subsidiaries with proceeds from the Credit Facility. The Credit Facility is collateralized by all of the Company's assets. Since February 28, 1999, the Company has not been in compliance with the financial covenants under the Credit Facility and has not obtained a waiver for these violations. The Company is currently in default under the terms of the Credit Facility and exceeded its borrowing base availability by $1,200,000 at March 31, 2000. As of June 30, 2000, the Company's borrowings under the Credit Facility totaled approximately $24,500,000 and exceeded borrowing base availability by $3,600,000. The Company has been in discussions with the lender regarding a restructure of the Credit Facility. There can be no assurance that the lender will agree to restructure the Credit Facility on terms acceptable to the Company. Due to the Company's covenant violations, the lender can call the Credit Facility at any time, and may pursue other actions available to it, some of which could have a significant negative impact on the Company's ongoing operations. Zatpack, Inc., through ZGNA, the owner of 46% of the outstanding common stock of the Company, has agreed, in principle, to purchase a promissory note from the Company (the "Note") for $5 million subordinated debt. Such purchase would close simultaneously with the restructuring of the Credit Facility. The Note will earn interest at 12%, be payable in three years and have warrants attached which would permit Zatpack to purchase an additional 794,161 shares of common stock of the Company at a price equal to the closing price of the common stock on the date of the closing of the purchase of the Note. The Note would be subordinated to the Credit Facility or any loan agreement that replaces the Credit Facility. On June 28, 2000, Zatpack advanced $969,250 against the purchase of the Note.

       In the event that the Company is unable to successfully negotiate an amendment to the Credit Facility, alternative financing would be required. If additional financing is not available, or the terms of the available financing are not acceptable to the Company, the Company would have to delay planned expenditures and/or cut back on its current level of spending to meet its liquidity needs. There is no assurance that such additional financing will be available when and if needed by the Company. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern.

       However, management believes that the actions described above, combined with a continued focus on streamlining operations and cost reductions, will enable the Company to sustain operations throughout fiscal 2001.

       On June 22, 2000, the Company received notice from NASDAQ that the Company does not comply with the requirements for continued listing on the NASDAQ National Market System. The notice indicates that the Company will be de-listed on September 22, 2000. The Company is in the process of determining whether to appeal NASDAQ's determination or whether to apply for listing on the SmallCap Market. There can be no assurance that the Common Stock will continue to trade on the NASDAQ National Market System or that the Company will meet the initial or continued listing requirements for the SmallCap Market.

       The total consideration issued for the Contributed Subsidiaries, including the repayment of approximately $21 million of bank debt, was approximately $58.2 million. The Merger was treated as a purchase of the Contributed Subsidiaries for accounting purposes and the purchase consideration was allocated to the fair value of the identifiable tangible and intangible assets acquired with the remainder allocated to goodwill. Goodwill of approximately $24.9 million resulting from the Merger will be amortized over twenty years.

       The results of operations of the Contributed Subsidiaries have been included subsequent to June 11, 1999. The following pro forma consolidated results of operations assumes the Merger was consummated on April 1, 1998. Additionally, the pro forma results summarized below have been adjusted to conform the fiscal year presentation to a March 31 year-end and excludes the results of paclitaxel activities. These pro forma results do not purport to be indicative of the results which would have actually resulted had the Merger occurred on that date.

                                            Fiscal Year Ended
                                                March 31,
                                 ----------------------------------------
                                        1999                  2000
                                 ------------------   -------------------
Revenues                             $ 123,152,624          $ 88,978,356
Loss from operations                    (1,059,843)          (27,597,378)
Net loss                             $  (2,949,782)         $(33,436,969)
Basic and diluted loss per share     $       (0.61)         $      (7.46)

MERGER COSTS

In connection with the acquisition of the Contributed Subsidiaries, the Company incurred certain merger related costs including transaction fees related to legal and accounting services of $1,793,367, and post-merger severance costs and other one time merger related expenses of $814,000.

DISCONTINUANCE OF PACLITAXEL ACTIVITIES

As a result of the Merger, the Company decided to discontinue its paclitaxel activities. In the quarter ended January 31, 1999, the Company incurred a one-time charge to earnings of $25.6 million. The charge to cost of sales was comprised of a reduction of bulk paclitaxel inventory ($10.2 million) to its estimated net realizable value, a write-off of advanced payments made for the purchase of cultivated yew trees ($4.5 million) and the estimated cost of terminating cultivar nursery contracts ($5.0 million). The charge to operating expenses includes the write-off of paclitaxel related equipment ($4.7 million) and miscellaneous other related assets consisting primarily of intangibles ($1.2 million).

In February 1999, the Company signed a purchase agreement for the sale of its paclitaxel inventory as part of the planned closure of the paclitaxel business. Under the purchase agreement, the Company has received $8,694,819 through March 31, 2000. The Company has negotiated settlement of its yew tree cultivation agreements and termination of a multi- year non-exclusive agreement to supply paclitaxel to a customer. The Company has substantially completed its exit from the paclitaxel business as of March 31, 2000 and has reversed approximately $4.0 million of the charge to cost of revenues taken in fiscal 1999 principally because of a favorable settlement of its yew tree cultivation agreements.

       CLOSURE OF WILCOX NATURAL PRODUCTS ("WILCOX")

       In March 2000, the Company elected to cease the operations of Wilcox. Wilcox principally purchased wild botanical raw materials gathered in the United States and sold those materials to customers in the United States, Europe and Asia. The decision to terminate the activities of Wilcox was taken as a result of the significant decline in market prices for the botanicals sourced by Wilcox during fiscal 2000. The Company recorded the following charge as a result of the decision to liquidate Wilcox:

                 Lease termination                   $1,050,000
                 Employee severance (14 employees)      645,000
                 Write-down of fixed assets             500,000
                 Abandonment of goodwill              6,561,009
                                                     ----------
                      Charged to operations          $8,756,009
                                                     ==========

                 Write-down of inventory                355,000
                                                     ----------
                      Charged to cost of revenues    $  355,000
                                                     ==========

       CONSOLIDATION OF SHUSTER LABORATORIES ("SHUSTER")

       In March 2000, the Company began a consolidation of its technical services operations in order to gain operational efficiencies. As part of this consolidation, the Company shut-down its laboratory operations in Smyrna, Georgia. The cost to close the Smyrna operations was charged to operations and included the following:

                 Lease termination                      $ 400,000
                 Employee severance (3 employees)          99,891
                                                        ----------
                      Charged to operations             $ 499,891
                                                        ==========

       CHANGE IN FISCAL YEAR

       During fiscal 2000, the Company changed its fiscal year-end from April 30 to March 31 to align its periodic reporting with calendar quarters.

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

       CONCENTRATION OF CREDIT RISK - The Company is exposed to credit risk from its cash and cash equivalents and trade receivables. The Company's policy is to place cash and cash equivalents in financial institutions it believes to be financially sound, however amounts deposited may exceed balances federally insured by the U.S. Government. The Company generally grants credit to its customers without collateral. The Company's creditors are concentrated in the food processing, dietary supplement and pharmaceutical industries. During the eleven months ended March 31, 2000, no customer accounted for more than 10% of the Company's revenues. During the year ended April 30, 1999, two customers accounted for 13% and 11% of total revenues, respectively.

       PRODUCT WARRANTY - During the fourth quarter of fiscal 1998, the Company recorded a charge to earnings for$1,500,000 in anticipation of product returns, rework costs, legal and professional fees, and process development costs related to the discovery of a common fungicide, quintozene, in its bulk Panax ginseng. Sales of Panax ginseng accounted for less than 5% of total revenues in fiscal 1998. The cost of reworking the Panax Ginseng and settling related claims approximated the warranty charge of $1,500,000.

       CASH AND CASH EQUIVALENTS - Cash and cash equivalents include investments in highly liquid instruments with original maturities of 90 days or less.

       INVENTORY - Raw material, work in process, and finished goods inventory, which include costs of materials, direct labor and manufacturing overhead, are priced at the lower of average cost or market. Write-downs for price declines, obsolescence, spoilage and excess inventory are charged to expense in the period when conditions giving rise to the write-downs are first recognized. The Company purchases raw material inventory during harvest seasons, generally in the spring and fall. These purchases may take place well in advance of scheduled production of finished product, which subjects the Company to risk of price declines, obsolescence, spoilage and excess inventory. During the period ended March 31, 2000, there was a significant decline in the wholesale prices for bulk dietary supplement ingredients. As such, the Company reduced the value of certain of its inventory to its net realizable value and recorded a charge of $10,670,615.

       Markets for the Company's raw materials and finished goods have become more volatile. Accordingly, it is reasonably possible that the Company may record future write-downs of inventory to net realizable value based on volatile selling prices, and such write-downs could be material.

       Inventory as of March 31, 2000 and April 30, 1999 consisted of the following:

                                             March 31, 2000       April 30, 1999
                                             --------------       -------------

                Raw materials                  $ 4,197,169         $ 2,694,883
                Work in process                  2,856,394           3,562,967
                Finished goods                  15,578,351           3,407,982
                                               -----------         -----------
                                               $22,631,914         $ 9,665,832
                                               ===========         ===========


       Bulk paclitaxel held for sale at April 30, 1999 at a net realizable value of $6,034,525 includes finished goods of $3,234,121 and work in process of $2,800,404.

       INVESTMENTS - The Company accounts for equity securities that have a readily determinable value and debt securities that are available-for-sale at quoted fair values. Unrealized gains are recorded in stockholders' equity net of the related income tax effect. The Company sold an investment in a publicly traded company during fiscal 1998 for $458,479 and realized a gain of $361,461.

       PROPERTY AND EQUIPMENT - Significant additions and improvements are capitalized at cost, while maintenance and repairs which do not improve or extend the life of the respective assets are charged to expense as incurred.

       Depreciation and amortization is recognized on a straight-line basis over the following estimated useful lives:

                     Equipment, furniture and fixtures           2-15    years
                     Buildings                                   39      years
                     Leasehold improvements                      5-10    years

       Depreciation and amortization was $3,245,645 for the eleven months ended March 31, 2000, and $3,775,577 and $3,738,158 for the years ended April 30, 1999 and 1998, respectively.

       Subsequent to March 31, 2000, the Company sold unimproved land for $1,436,000. The proceeds of such sale were used to pay down the Company's borrowings under the Credit Facility.

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

       Given the recent decline in the market price of nutraceutical products, it is at least reasonably possible that certain long-lived assets (principally goodwill of $18.6 million) may be deemed to be impaired in the near future.

       GOODWILL - Goodwill resulting from acquisitions is being amortized using the straight-line method over an estimated useful life of 10 or 20 years.

       REVENUE RECOGNITION - Natural product processing revenues are recognized when title and risk of ownership passes to the customer, which generally is upon shipment of processed product. Technical Services revenues are recognized upon completion of specified contract requirements. Unbilled receivables result from costs incurred on time and materials contracts and are included in accounts receivable in the accompanying balance sheets. Unbilled accounts receivable at March 31, 2000, April 30, 1999 and 1998, were $501,749, $420,505 and $434,629, respectively. Anticipated losses from contracts in progress are provided for in the period the loss is identified. No losses have been accrued as of March 31, 2000, April 30, 1999 and 1998.

       Royalty revenues are recognized upon completion of the Company's performance obligations with respect to these revenues and coincident with the billing requirements defined in the supply contract (generally upon sale of the product to an end-user).

       RESEARCH AND DEVELOPMENT - Research and development costs are charged to expense as incurred.

       ADVERTISING COSTS - The Company expenses advertising costs as incurred.

       INCOME TAXES - The current provision for income taxes represents actual or estimated amounts payable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. The Company's deferred tax assets have been reduced by a valuation allowance to the extent it is more likely than not that some or all of the deferred tax assets will not be realized.

       STOCK-BASED COMPENSATION - The Company accounts for its employee stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations. The Company adopted the disclosure-only requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") which allows entities to continue to apply the provision of APB No. 25 for transactions with employees and provide pro forma disclosures for employee stock grants made as if the fair value-based method of accounting in SFAS No. 123 had been applied to these transactions. Any deferred stock compensation calculated according to APB No. 25 is amortized on a straight-line basis over the vesting period of the individual options, generally four years.

       The Company applies the provisions of SFAS No. 123 and related interpretations to stock-based compensation to non-employees.

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

       In the eleven months ended March 31, 2000, and in the years ended April 30, 1999 and 1998, stock options and warrants totaling 942,293, 252,354, and 177,264, respectively were excluded from the calculation of diluted earnings (loss per share) since the result would have been anti-dilutive.

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

       RECENTLY ISSUED ACCOUNTING STANDARDS -

       SFAS NO. 133. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133" ("SFAS 137"). SFAS 137 delays the effective date of SFAS 133 to financial quarters and financial years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. Management believes that the adoption of SFAS 133 will not have a significant impact on the Company's financial condition and results of operations.

       SAB 101. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosures related to revenue in the financial statements. The Company is required to adopt this standard in its fourth quarter of fiscal 2001. Management does not believe the adoption of SAB 101 will have a significant impact on the results of operations or financial position of the Company.

       FIN NO. 44. In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44"). FIN No. 44 clarifies the application of APB No. 25 for certain issues related to equity-based instruments issued to employees. FIN No. 44 is effective on July 1, 2000, except for certain transactions, and will be applied on a prospective basis. Management believes that FIN No. 44 will not have a significant impact on its financial statements.

3.     LONG-TERM DEBT

       Future minimum payments at March 31, 2000 and April 30, 1999 are as follows:

                                   Capital Lease
                                    Obligations     Line of Credit
                                   (11.2% to 15%)    (Variable)
                                    ------------    -------------
              2001                  $   679,462     $ 25,793,720
              2002                      381,119               --
              2003                       86,953               --
                                    ------------    -------------
              Total                   1,147,534       25,793,720
              Less: interest            144,784               --
                                    ------------    -------------
              March 31, 2000        $ 1,002,750     $ 25,793,720
                                    ============    =============

              April 30, 1999        $ 1,236,938     $  6,000,000
                                    ============    =============

       At March 31, 2000 and April 30, 1999, property and equipment includes items under capital leases with a net book value of $946,284 and $1,298,564, respectively, and accumulated depreciation of $977,561 and $647,884, respectively.

       LINES OF CREDIT - Through June 11, 1999, the Company had an $8,850,000 bank line of credit which allowed the Company to obtain advances or letters of credit against a borrowing base of eligible accounts receivable, inventory and fixed assets. As of April 30, 1999, $6,000,000 had been borrowed against the line. The line of credit had an annual fee of 0.50% of the unused portion of the line and interest was payable monthly at the bank's prime rate plus 0.75% (9.25% at April 30, 1999). The line of credit was secured by all assets of the Company, with the exception of intangibles.

       Under the terms of the lending agreement, the Company could not pay any dividends without the consent of the bank and was required to maintain certain financial ratios and minimum working capital and equity amounts.

       An amount equal to the following year's interest payment was required to be maintained on deposit at a financial institution as security for the Company's line of credit. Cash on deposit at April 30, 1999 was $567,032.

       In addition, the Company had a lease line of credit for $564,000, of which $444,875 was available for use at April 30, 1999. The interest rate on the lease line was the bank's cost of funds plus 2.5% (8.21% at April 30, 1999).

       In connection with the Merger, Wells Fargo Bank, N.A. ("Wells Fargo") provided a $35.0 million line of credit and a $10.0 million fixed asset line (the "Credit Facility") in support of the merged companies. As part of the Merger, the Company repaid approximately $21.0 million in bank debt of the Contributed Subsidiaries with proceeds from the Credit Facility. The lines of credit are subject to borrowing base limitations on inventory and is secured by all of the Company's assets. Additionally, the Credit Facility contains affirmative and negative covenants, including certain financial covenants.

       The interest payable on the Company's revolving line of credit is variable based on the prime rate or LIBOR, and is therefore, affected by changes in market interest rates. At March 31, 2000, $2,793,720 was outstanding with an interest rate of 8.75% (prime less 0.25%), and $23,000,000 was outstanding with an interest rate of 8.05% (LIBOR plus 1.95%).

       As of March 31, 2000, the Company was not in compliance with the financial covenants in the Credit Facility. Additionally, the Company's borrowings under the Credit Facility exceeded the borrowing base availability by $1,200,000. As of June 30, 2000, borrowings under the Credit Facility totaled approximately $24,500,000 and exceeded borrowing base availability by $3,600,000. As the borrowing base is computed on a monthly basis, future borrowing availability is contingent upon eligible accounts receivable and inventory levels. As discussed in Note 1, on June 28, 2000, the Company received an advance of $969,250 against the purchase of the Zatpack Note.

       The Company has been in discussions with the lender regarding a restructure of the Credit Facility. There can be no assurance that the lender will agree to restructure the Credit Facility on terms acceptable to the Company. Due to the Company's covenant violations, the lender can call the Credit Facility at any time, and may pursue other actions available to it, some of which could have a significant negative impact on the Company's ongoing operations.

4.     STOCKHOLDERS' EQUITY

       NON-QUALIFIED STOCK OPTIONS - The Company's 1987 Stock Option Plan (the "1987 Plan") authorizes the granting of non-qualified stock options for up to 304,680 shares of the Company's common stock to directors, employees, and consultants. As of March 31, 2000, there were 299,428 shares of common stock committed under this plan. Exercise terms, ranging from one to ten years for options granted under the 1987 Plan, are determined by the Board of Directors at the time of grant. A summary of the status of the Company's 1987 Non-Qualified Stock Option Plan for the eleven months ended March 31, 2000, and the years ended April 30, 1999 and 1998, follows:

                                                             2000            1999            1998
                                                         -----------     -----------     ----------

Balance outstanding at beginning of period:                  101,577          69,017         41,168
Granted                                                       90,747          34,109         38,712
Exercised                                                       --            (1,426)        (4,149)
Canceled                                                     (27,930)           (123)        (6,714)
                                                         -----------     -----------     ----------

Outstanding at end of period                                 164,394         101,577         69,017
                                                         ===========     ===========     ==========

Exercisable at end of period                                  74,502          69,295         60,688
                                                         ===========     ===========     ==========

Weighted average exercise prices:
  At beginning of period                                 $     23.11     $     23.13     $    21.80
  At end of period                                       $     12.41     $     23.11     $    23.13
  Exercisable at end of period                           $     23.22     $     22.96     $    23.04
  Options granted                                        $      3.51     $     22.71     $    23.96
  Options exercised                                      $        --     $     19.16     $    18.40
  Options canceled                                       $     22.39     $     20.54     $    23.00

Weighted average, fair value of options
  granted during period                                  $      1.93     $     14.74     $    15.68


                                                            March 31, 2000
                      -----------------------------------------------------------------------------------------
                            Options Outstanding                                      Options Exercisable
                      --------------------------------         Remaining       --------------------------------
  Range of Exercise                  Weighted Average      Contractual Live                 Weighted Average
       Prices          Shares         Exercise Price            (Years)          Share       Exercise Price
--------------------  ----------  --------------------   -------------------   ----------  --------------------
$ 3.45 - $ 3.45          89,892         $ 3.45                  9.69                  --         $ 0.00
$ 8.94 - $23.38          31,566         $21.35                  6.85              31,566         $21.35
$23.50 - $23.88          21,768         $23.75                  7.53              21,768         $23.75
$24.00 - $33.13          21,168         $25.47                  4.98              21,168         $25.47
                      ---------                                                ---------
                        164,394                                                   74,502
                      =========                                                =========

       INCENTIVE STOCK OPTIONS - The Company's 1992 Stock Option Plan ("1992 Plan") and the 1999 Stock Option Plan ("1999 Plan") authorizes the granting of 175,000 and 850,000 shares of common stock, respectively, to employees at fair market value on the date of grant. As of March 31, 2000, there were 166,427 and 625,364 shares, respectively, committed under the plans. Exercise terms, currently ranging from one month to ten years, are determined by the Board of Directors at the time of grant. A summary of the status of the Company's 1992 Plan and 1999 Plan for the eleven months ended March 31, 2000, and the years ended April 30, 1999 and 1998, follows:


                                                                  2000           1999            1998
                                                             -------------  -------------   -------------

Balance outstanding at beginning of period:                       138,658         96,127          83,804
Granted                                                           707,608         43,155          32,575
Exercised                                                              --           (476)         (7,209)
Canceled                                                          (68,335)          (148)        (13,043)
                                                                 --------       --------        --------

Outstanding at end of period                                      777,931        138,658          96,127
                                                                 ========       ========        ========

Exercisable at end of period                                       58,990         66,940          52,077
                                                                 ========       ========        ========

Weighted average exercise prices:

  At beginning of period                                         $  23.58       $  23.73        $  24.16
  At end of period                                               $  12.76       $  23.59        $  23.73
  Exercisable at end of period                                   $  23.66       $  23.86        $  24.08
  Options granted                                                $   3.45       $  23.29        $  23.64
  Options exercised                                              $     --       $  23.56        $  23.76
  Options canceled                                               $  23.52       $  23.83        $  26.12

Weighted average, fair value of options granted during
period                                                           $   1.90       $  15.01        $  15.44

                                  March 31, 2000
                         -----------------------------------------------------------------------------------------
                               Options Outstanding                                        Options Exercisable
                         --------------------------------                           ------------------------------
                                                                   Remaining
Range of Exercise                        Weighted Average      Contractual Life                   Weighted Average
     Prices                 Shares        Exercise Price            (Years)            Shares       Exercise Price
-----------------       -----------      ----------------      ----------------     -----------   -----------------

$ 3.45 - $ 3.45            707,608           $ 3.45                  9.69                  --          $ 0.00
$10.50 - $23.25             20,236           $22.80                  6.40              10,861          $22.66
$23.38 - $23.69             23,387           $23.40                  8.22              23,179          $23.39
$24.00 - $30.25             26,700           $24.50                  4.84              24,950          $24.34
                        ----------                                                  ---------
                           777,931                                                     58,990
                        ==========                                                  =========


       WARRANTS - The Company has issued to consultants and stockholders warrants for the purchase of common stock. Exercise terms were determined by the Board of Directors at the time of grant. At April 30, 1999 and 1998, 12,119 warrants remained outstanding at exercise prices ranging from $22.68 to $24.88 per warrant. During fiscal 2000, all outstanding warrants expired.

       VALUATION - The weighted average fair value of each option grant or warrant has been estimated as of the date of grant using the Black-Scholes option-pricing model using the following assumptions for the eleven months ended March 31, 2000 and the years ended April 30, 1999 and 1998:


                                         2000           1999          1998
                                      ------------  -------------  ------------

       Dividend rate                        0.00%          0.00%         0.00%
       Expected volatility                 68.00%         60.00%        40.00%
       Risk-free interest rate              6.24%          5.44%         5.79%
       Expected life (in years)              7.0            7.0           5.6


       Had compensation cost been recorded based on the fair value of the option or warrant grants, the Company's pro-forma net loss and net loss per share would have been as follows for the eleven months ended March 31, 2000, and the years ended April 30, 1999 and 1998:

                                                    2000                1999                 1998
                                               --------------      -------------        -------------

Net loss from continuing operations:
     As reported                               $ (28,374,855)      $ (29,736,106)       $ (3,134,009)
     Pro forma                                 $ (28,717,905)      $ (31,000,801)       $ (3,455,707)

Net loss from continuing operations per
  share basic and diluted
     As reported                               $       (6.47)      $      (11.36)       $      (1.20)
     Pro forma                                 $       (6.54)      $      (11.85)       $      (1.32)


5.     INCOME TAXES

       Income tax expense (benefit) from continuing operations for the eleven months ended March 31, 2000 and the years ended April 30, 1999 and 1998, is comprised of the following components:


                                Federal            State              Total
                              -----------      ------------       ------------

1998
  Current                    $         --      $         --       $         --
  Deferred                     (1,199,285)          (98,719)        (1,298,004)
  Valuation Allowance             374,251            44,030            418,281
                             ------------      ------------       ------------
                   Total     $   (825,034)     $    (54,689)      $   (879,723)
                             ============      ============       ============

1999
  Current                    $         --      $         --       $         --
  Deferred                     (9,522,035)       (1,680,359)       (11,202,394)
  Valuation Allowance           9,522,035         1,680,359         11,202,394
                             ------------      ------------       ------------
                   Total     $         --      $         --       $         --
                             ============      ============       ============

2000
  Current                    $         --      $    105,583       $    105,583
  Deferred                     (6,218,617)         (292,805)        (6,511,422)
  Valuation Allowance           8,979,486         1,056,410         10,035,896
                             ------------      ------------       ------------
                   Total     $  2,760,869      $    869,188       $  3,630,057
                             ============      ============       ============

       As of March 31, 2000 and April 30, 1999, temporary differences which result in deferred tax assets and liabilities are as follows:


                                                        2000            1999
                                                  --------------   -------------

Current:
     Inventories capitalized for income
        tax purposes                              $  1,680,849     $  1,068,139
     Bad debt reserves                                 370,918           55,868
     Inventory reserves                              3,567,474        3,428,424
     Accrued vacation                                  149,057          235,176
     Prepaid expenses                                  (79,890)          59,125
     Accrued facility closure                          797,517               --
     Accrued exit costs                                123,788        1,344,137
     Less: Valuation allowance                      (6,609,713)      (3,877,275)
                                                  ------------     ------------
Net Current Deferred Tax Asset                    $         --     $  2,313,594
                                                  ============     ============

Noncurrent
     Federal NOL carryforward                     $ 14,134,515     $  8,427,687
     State NOL carryforward                          2,011,519        1,778,924
     AMT credit carryforward                         1,455,524        1,484,151
     R&D credit carryforward                           658,732          544,068
     Capital loss carryforward                         106,261          106,261
     Excess of tax over book depreciation           (3,879,646)      (4,027,561)
     Income for tax purposes, not book                 824,600          304,000
     Other                                             (59,648)         (26,232)
     Less: Valuation allowance                     (15,251,857)      (7,948,399)
                                                  ------------     ------------
Net Noncurrent Deferred tax Asset                 $         --     $    642,899
                                                  ============     ============


       The Company has approximately $41.6 million of federal and $50.3 million of state net operating loss carry forwards that expire in varying amounts through the year 2020 and approximately $279,633 of capital loss carry forwards expiring in 2001. The Company also has available income tax credits of $658,732, expiring on varying dates through 2014 and alternative minimum tax credits of $1,455,524, which do not expire.

       During the eleven months ended March 31, 2000, the Company increased its valuation allowance by approximately $10.0 million due to uncertainty regarding the realizability of its net deferred tax assets. The increase in the valuation allowance includes a charge of approximately $3.5 million in the third quarter of fiscal 2000 for deferred tax assets recorded at May 1, 1999. Management concluded these deferred tax assets were no longer likely to be realized based on fiscal 2000 operating results.

       A reconciliation of the expected income tax benefit at the federal statutory income tax rate to the Company's actual income tax expense for the eleven months ended March 31, 2000 and for the years ended April 30, 1999, is as follows:

                                                  2000             1999            1998
                                              ------------    -------------    ------------

Federal statutory income tax rate                       34%              34%             34%

Computed "expected" income tax benefit        $ (8,413,231)   $ (10,110,276)   $ (1,364,669)

Increase (reduction) in taxes resulting
  from:

  State income taxes, net of federal benefit      (989,792)      (1,109,037)       (160,549)

  General business credit carryforward                  --          (18,000)        (75,000)

  Non-deductible expenses                          523,768          111,000         116,735

  Abandonment of goodwill                        2,447,256               --              --

  Change in valuation allowance                 10,035,896       11,202,394         418,281

  Other                                             26,160          (76,081)        185,479
                                              ------------    -------------    ------------

Actual income tax expense (benefit)           $  3,630,057    $          --    $   (879,723)
                                              ============    =============    ============

Effective income tax rate                            -14.7%             0.0%           21.9%
                                              ============    =============    ============


6.     EMPLOYEE BENEFIT PLAN

       The Company sponsors a 401(k) plan (the "Plan") for all employees who have completed one year of service. Participants may contribute up to 20% of their annual compensation subject to dollar limitations of Section 402(g) of the Internal Revenue Code. At the discretion of the Board of Directors, the Company may make a matching contribution. The Company has reserved 200,000 shares of common stock for issuance under the Plan. The Company's matching portion vests 20% per year over 5 years. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company did not make a contribution to the Plan for the eleven months ended March 31, 2000, or the years ended April 30, 1999 and 1998.

7.     COMMITMENTS AND CONTINGENCIES

       OPERATING LEASES - The Company leases its office and operating facilities and various equipment under non-cancelable agreements.

       Rent expense was $1,462,355, $1,498,071, and $1,204,226, for the eleven months ended March 31, 2000, and the years ended April 30, 1999 and 1998, respectively.

       Future minimum lease payments under operating leases for the years ending March 31 are as follows:

            2001            $ 2,026,572
            2002              1,766,736
            2003              1,506,080
            2004              1,417,780
            2005              1,366,508
            Thereafter        4,360,895
                            ------------
            Total           $12,444,571
                            ============

       Subsequent to March 31, 2000, the Company entered into a ten year operating lease agreement for a facility in Canton, MA. The facility will replace the Company's current lease in Quincy, MA. Annual rent expense relating to the Canton facility will be $346,000.

       LOAN GUARANTEE - The Company has guaranteed a bank loan in the amount of $650,000 for another company and has pledged 25,000 shares of stock as collateral against the loan. The Company provided this guarantee to obtain exclusive sales and marketing rights for a unique dietary supplement and functional food product.

8.     INDUSTRY SEGMENTS

       SEGMENTS:

       The Company's business segments are Natural Products, Technical Services and Fine Chemicals and Excipients, each having a separate management team and infrastructure, offering different products and services, and utilizing different marketing strategies to target customers. Included in corporate and other are the results of the Company's paclitaxel activities, which have been terminated in connection with the Merger with the Contributed Subsidiaries.

       Selected financial information from the Company's business segments are as follows:

                                                                Eleven Months Ended March 31, 2000
                                     --------------------------------------------------------------------------------------
                                          Natural          Technical      Fine Chemicals    Corporate and
                                         Products          Services       and Excipients        Other             Total
                                     ----------------   --------------    --------------   --------------    --------------
Revenues                             $    28,329,424    $  15,442,139     $  28,695,223    $   8,694,819     $  81,161,605
Cost of revenues                          36,683,740       12,585,162        24,139,555        4,502,453        77,910,910
Gross profit (loss)                       (8,354,316)       2,856,977         4,555,668        4,192,366         3,250,695
Operating expenses                         7,666,895        5,002,250         3,003,978       10,531,276        26,204,399
(Loss) income from operations            (16,021,211)      (2,145,273)        1,551,690       (6,338,910)      (22,953,704)
Net income (loss)                       $(15,885,246)     $(2,043,702)        $ 951,693    $ (11,397,600)    $ (28,374,855)

                                                                     Year Ended April 30, 1999
                                     --------------------------------------------------------------------------------------
                                          Natural          Technical      Fine Chemicals    Corporate and
                                         Products          Services       and Excipients        Other             Total
                                     ----------------   --------------    --------------   --------------    --------------

Revenues                             $    13,826,862    $  17,220,146     $           -    $   5,218,413     $  36,265,421
Cost of revenues                          12,499,299       12,612,525                 -       23,587,429        48,699,253
Gross profit (loss)                        1,327,563        4,607,621                 -      (18,369,016)      (12,433,832)
Operating expenses                         4,603,711        3,944,742                 -        8,325,888        16,874,341
(Loss) income from operations             (3,276,148)         662,879                 -      (26,694,904)      (29,308,173)
Net income (loss)                    $    (3,276,148)   $     662,879     $           -    $ (27,122,837)    $ (29,736,106)

                                                                     Year Ended April 30, 1998
                                     --------------------------------------------------------------------------------------
                                          Natural          Technical      Fine Chemicals    Corporate and
                                         Products          Services       and Excipients        Other             Total
                                     ----------------   --------------    --------------   --------------    --------------

Revenues                                $ 13,674,832      $14,507,424               $ -      $ 3,855,272       $32,037,528
Cost of revenues                          11,335,201       10,102,016                 -        3,103,786        24,541,003
Gross profit (loss)                        2,339,631        4,405,408                 -          751,486         7,496,525
Operating expenses                         5,182,933        3,638,151                 -        3,320,983        12,142,067
(Loss) income from operations             (2,843,302)         767,257                 -       (2,569,497)       (4,645,542)
Net income (loss)                        $(2,843,302)       $ 767,257               $ -     $ (1,057,964)     $ (3,134,009)


       The Company determines segment results consistent with its consolidated accounting policies. Included in Natural Products and Technical Services for the eleven months ended March 31, 2000 are charges of $9.1 million and $.5 million, respectively, for the cessation of operations at Wilcox Natural Products and the consolidation of laboratory operations. Included in Corporate and Other in 1999 are charges of $19.7 million in cost of revenues and $5.9 million in operating expenses to exit the paclitaxel business. During the eleven months ended March 31, 2000, $4.0 million of the $19.7 million charge to cost of revenues was reversed and that reversal is included in Corporate and Other.

       MAJOR CUSTOMERS:

       The Company's revenue is concentrated among customers primarily in the dietary supplement and pharmaceutical industries. During the eleven months ended March 31, 2000, no customer accounted for more than 10% of total revenues. During the years ended April 30, 1999 and 1998, two customers accounted for 13% and 11%, and 15% and 10% of total revenues, respectively.

       FOREIGN SALES

       Export sales were $7,371,079, $2,269,434, and $2,226,875 in the eleven months ended March 31, 2000, and the years ended April 30, 1999 and 1998, respectively. The Company has no foreign assets.