Form 10-K/A
period 2000-03-31
HAUSER INC
filed 2000-07-31
CIK 773723

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                          Amendment No. 1 to Form 10-K

                           TRANSITION REPORT PURSUANT
          TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                                 [FEE REQUIRED]


For the period from May 1, 1999 to March 31, 2000    Commission File No. 0-17174
                                                                         -------

                                  HAUSER, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                             84-0926801
-------------------------------                           ----------------------
(State or other jurisdiction of                           (I.R.S. Identification
 incorporation or organization)                                    Number)


5555 Airport Blvd., Boulder, Colorado                                   80301
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)


       Registrant's telephone number, including area code: (303) 443-4662

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          -----------------------------
                          Common Stock, par value $.001
                                (Title of Class)
                          -----------------------------

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

                         $4,581,530 as of June 30, 2000

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value                                4,811,585
-----------------------------                      -----------------------------
            Class                                  Outstanding at March 31, 2000

                                    PART III
                                    --------

Part III is amended and restated in its entirety as follows:

Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------

                                    Directors

Michael C. Davis                     Age 60                  Director since 1999

     Mr. Davis has served as a Director of the Company since December 1999. Since 1995, Mr. Davis has served as the Chairman and Chief Executive Officer of Interpharma Holdings & Management Corporation, a Philippines corporation which distributes pharmaceutical products in South East Asia, since 1995. Prior thereto, Mr. Davis was Regional Director of the Australia and South East Asia region for AB Astra Sweden.

Herbert Elish                        Age 66                  Director since 1999

     Mr. Elish has served as a Director of the Company since June 1999. Mr. Elish was the Chief Executive Officer of Weirton Steel Corporation from 1987 until December 31, 1995. Currently, Mr. Elish is Director of The Carnegie Library of Pittsburgh and a Director of Hampshire Group Limited, an apparel manufacturer.

James R. Mellor                      Age 69                  Director since 1999

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

Robert F. Saydah                     Age 72                  Director since 1994

     Mr. Saydah has served as a Director of the Company since January 1994. Mr. Saydah was a Managing Partner of Heidrick & Struggles, a publicly held international executive search consulting firm, before retiring in March 2000. Previously, Mr. Saydah held general management positions for the Lederle Laboratories Division of American Cyanamid Company.

Harvey L. Sperry                     Age 70                  Director since 1999

     Mr. Sperry has served as a Director of the Company since June 1999. Mr. Sperry is a Retired Partner of the law firm of Willkie Farr & Gallagher. Mr. Sperry is a Director of Hampshire Group Limited, an apparel manufacturer.

Dean P. Stull, Ph.D.                 Age 50                  Director since 1983

     Dr. Stull has served as a Director since 1983. He was Chief Executive Officer from 1983 to June 1999 and Co-Chief Executive Officer of the Company from June 1999 through February, 2000. In February of this year he assumed the position of Senior Executive Vice President, Technology. Dr. Stull has a Ph.D. in Physical Organic Chemistry.

Volker Wypyszyk                      Age 53                  Director since 1999

     Mr. Wypyszyk has been a Director, President and Co-Chief Executive Officer of the Company from June 1999 through February 2000. He currently serves as President and Chief Executive Officer of the Company. Since 1983, Mr. Wypyszyk has been President and Chief Executive Officer of Zuellig Group N.A., Inc. which owns all of the capital stock of Zuellig Botanicals, Inc. ("ZBI") (See Security Ownership And Certain Beneficial Owners And Management).

                               Executive Officers

Ralph L. Heimann                     Age 48             Officer since June 1999.

     Mr. Heimann has been the Chief Financial Officer of the Company since June of 1999. Since 1987, Mr. Heimann has served as Chief Financial Officer of ZGNA. Mr. Heimann also serves as President of ZBI, a subsidiary of ZGNA, which distributes raw botanical powders to manufacturers of nutraceutical products worldwide.

                          Compliance with Section 16(a)
                       of the Securities and Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company common stock. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to the fiscal year ended March 31, 2000, to the best of the Company's knowledge, the Company's directors, officers and holders of more than 10% of the Common Stock complied with all Section 16(a) filing requirements, other than a Form 5 filed by William Coleman and a Form 5 filed by Michael Davis, each which contained an incorrect share number. Such incorrect share numbers were not material and have been corrected in subsequent Form 5 filings.

Item 11. Executive Compensation.
--------------------------------

     The following table contains information concerning annual and long-term compensation of each individual who served as chief executive officer during Fiscal 2000 and each of the other most highly compensated executive officers of the Company who were serving as executive officers at the end of Fiscal 2000 (the "Named Executive Officers") for services rendered in all capacities during the fiscal years 2000, 1999 and 1998.

                               Compensation Table
                                                                         Long Term Compensation
                                                                      ----------------------------
                                                                                 Awards
                                                                      ----------------------------

                                          Annual Compensation          Restricted       Securities
Name and                   Fiscal      --------------------------        Stock          Underlying
Principal Positions         Year       Salary ($)       Bonus ($)      Award(s) ($)     Options(#)
-------------------        ------      ----------       ---------      ------------     ----------
Volker Wypyszyk (1)         2000     $150,000(2)       $200,000(6)                        125,000
Chief Executive Officer                                     -                                -
and President

Dean P. Stull (3)           2000      207,000          $200,000(6)                        125,000
Senior Executive Vice       1999      200,000               -               -            25,001(4)
Pres.,
 Technology                 1998      155,500               -               -            17,500(4)

Ralph Heimann               2000      120,000(5)       $160,000(6)                        62,500
Chief Financial Officer,
Treasurer and Secretary

(1)  As of February, 2000, Volker Wypyszyk became Chief Executive Officer and President.
(2)  Mr. Wypyszyk was compensated by the Company as Co-Chief Executive Officer beginning on July 1,
     1999.
(3)  As of February, 2000, Dr. Stull became Senior Executive Vice President, Technology. Previously
     he served as Co-Chief Executive Officer and Chairman of the Board.
(4)  Of these shares, 25,001, and 12,500 for fiscal years 1999 and 1998, respectively, relate to performance options based upon operating income objectives for fiscal 1999 and 1998.
(5)  Mr. Heimann was compensated by the Company for his position as Chief Financial Officer,
     Treasurer and Secretary beginning July 1, 1999.
(6)  Messers. Wypyszyk, Stull, and Heimann have been awarded cash bonuses for Fiscal 2000 in accordance with their individual employment agreements.

                                    Option Grants in Last Fiscal Year
                                                                                  Potential Realizable
                                                                                    Value at Assumed
                           Number of     Percentage of                           Annual Rates of Stock
                          Securities     Total Options                             Price Appreciation
                          Underlying      Granted to    Exercise                    for Option Term
                            Options      Employees in    Price     Expiration  -------------------------
                          Granted(#)     Fiscal Year     ($/sh)       Date            5%($)    10%($)
                                                                               ------------   ----------
Volker Wypyszyk            125,000          15.672%      $3.453    12/08/2009  $271,485.95  $687,998.70
Dean P. Stull              125,000          15.672%      $3.453    12/08/2009  $271,485.95  $687,998.70
Ralph Heimann               62,500           7.836%      $3.453    12/08/2009  $135,742.97  $343,999.35

(1)  All grants specified above become exercisable on the earlier of (i) the 20th consecutive trading day on which the Company common stock closes at or above $18.00 or (ii) December 8, 2004.

                 Aggregate Option Exercises in Last Fiscal Year
                        and Fiscal Year End Option Values

     The following table shows with respect to the Company's Named Executive Officers, the total number of unexercised stock options and the aggregate dollar value of in-the-money, unexercised options held at the end of the fiscal year. None of the Named Executive Officers exercised options during the last fiscal year.

               Aggregate Option Exercises in Last Fiscal Year and
                          Fiscal Year End Option Values

                       Number of Securities Underlying     Value of Unexercised In-the-
                      Unexercised Options at FY End (#)    Money Options at FY  End ($)
                      ---------------------------------    ----------------------------
                       Exercisable    Unexercisable (1)    Exercisable    Unexercisable
                      -------------   -----------------    -----------    -------------
Dean P. Stull.........    56,720           134,500            $  --           $  --
Volker Wypyszyk.......                     125,000            $  --           $  --
Ralph Heimann.........                      62,500            $  --           $  --


Director Compensation

     Non-employee directors of the Company receive annual compensation of $25,000, which is payable quarterly in common stock of the Company. The number of shares to which each non-employee director is entitled is determined by dividing $6,250 by the closing price of the common stock on the last trading day of the calendar quarter. Mr. Elish, as the Chairman of the Board receives additional compensation of $25,000, which is also payable quarterly in common stock of the Company. In fiscal 2000, the Company's non-employee directors were granted options to purchase a total of 71,402 shares of Common Stock for services rendered to the Company at an average price of $2.91 per share (100% of fair market value on the date of grant).

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

     Effective July 31, 2000, Mr. Heimann resigned as Chief Financial Officer of the Company. Mr. Heimann has agreed to continue until a successor joins the Company.

Compensation Committee Interlocks and Insider Participation

     During fiscal year ended March 31, 2000, Messers. Coleman, Mellor and Sperry comprised the Company's Compensation Committee. All were non-employee directors. None of the members of the Compensation Committee have ever been officers of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

     The following table sets forth, as of June 30, 2000, the number of shares of Common Stock owned by any person who is known by Hauser to be the beneficial owner of more than 5% of Hauser's voting securities, by all individual Directors, by the Company's Chief Executive Officer and the two most highly paid executives with annual base salaries of $100,000 or more (the "Named Executive Officers"), and by all Executive Officers and Directors as a group:

                                                     Amount and Nature of
Name of Beneficial Owner                             Beneficial Ownership(1)    Percent of Class
------------------------                             -----------------------    ----------------
Directors:
Dean P. Stull(2) ....................................         107,715                  2.2%
Robert F. Saydah(3)..................................          17,283                   (*)
Herbert Elish(4).....................................          15,224                   (*)
James R. Mellor(5)...................................               0                   (*)
Harvey L. Sperry(6)..................................          79,898                   (*)
Volker Wypyszyk(7) ..................................             625                   (*)
Michael C. Davis(8) .................................               0                   (*)

Named Executive Officers:
Ralph L. Heimann.....................................               0                   (*)

All Officers and Directors as a Group: (8 persons)            220,745                  4.6%

5% Shareholders: ....................................
T. Rowe Price Associates(9) .........................         305,625                  6.4%
ZatPack Inc. (10)....................................       2,193,426                 45.5%

-----------

*    Indicates less than 1%.
(1)  Includes the following number of shares which could be acquired within 60 days through the exercise of stock options: Dr. Stull, 60,220 shares; Mr. Saydah, 5,260 shares and all directors and officers as a group, 65,480 shares.
(2)  Mr. Stull's business address is 5555 Airport Boulevard, Boulder, CO 80301.
(3)  Mr. Saydah's address is Heidrick & Struggles, 2493 Biltmore Dr., Alamo, CA 94507.
(4)  Mr. Elish's address is 4400 Forbes Avenue, Pittsburgh, PA 15231..
(5)  Mr. Mellor's address is 32161 South Coast Highway, Laguna Beach, CA 92651.
(6)  Mr. Sperry's address is 787 Seventh Ave., New York, NY 10019.
(7)  Mr. Wypyszyk's address is 2550 El Presidio St., Long Beach, CA 90810.
(8)  Mr. Davis's address is 3/F Zuellig Bldg., Sen.Gil Puyat Ave., Makati City 1200 Philippines.
(9)  The business address for T. Rowe Price Associates, Inc., is 100 E. Pratt Street, Baltimore,
     MD 21202.
(10) Includes 988,471 shares owned by Zuellig Group, N.A., Inc. ("ZGNA"), a wholly owned subsidiary of Zatpack Inc., an international business company organized under the laws of the British virgin Islands ("Zatpack"), and 1,204,955 shares owned by Zuellig Botanicals,
     Inc. ("ZBI"), a wholly owned subsidiary of ZGNA. Zatpack has 100 shares of common stock issued and outstanding, which is divided into three classes. 49 shares of Zatpack Class A common stock are held by the Stephen Zuellig Issue Trust for the benefit of Stephen
     Zuellig's descendants. 49 shares of Zatpack Class B common stock are held by the





     Gilbert Zuellig Issue Trust for the benefit of Gilbert Zuellig's descendants. 2 shares of
     Zatpack Class C common stock are held by the Peter Zuellig and Thomas Zuellig Trust for the benefit of Peter Zuellig, the eldest son of Stephen Zuellig, and Thomas Zuellig, the eldest son of Gilbert Zuellig. The trustee for each trust is the Bermuda Trust Company.

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

     The Company and Zuellig Group N.A., Inc. are parties to an Agreement dated June 11, 1999 to Acquire Powders Business from Zuellig Botanicals, Inc. (the "Powders Option"). The Powders Option grants the Company the right to purchase the powders business from Zuellig Botanicals, Inc., including without limitation all assets related thereto and all associated liabilities.

     The Company and Zuellig Botanicals, Inc. are parties to an Agreement Regarding Employees dated June 11, 1999 pursuant to which certain employees will provide sales and marketing services to Zuellig Botanicals, Inc. and the Company and be employed and compensated by the Company and ZBI, respectively, when performing such services.

     In addition, Zatpack, Inc., the parent corporation of Zuellig Botanicals Inc. and ZGNA ("Zatpack") has agreed in principle to purchase a promissory note from the Company for $5 million subordinated debt (the "Zatpack Note"). The Zatpack Note will earn interest at 12%, be payable in three years and have warrants attached which would permit Zatpack to purchase an additional 794,161 shares of common stock at a price equal to the closing price of the common stock on the date of the closing of the purchase of the Zatpack Note. The Zatpack Note will be subordinated to the Company's current credit facility or any other loan agreement that replaces the current credit facility. On June 28, 2000, Zatpack advanced $969,250 against the purchase of the Zatpack Note.

     Harvey L. Sperry, a director, is a Retired Partner in the law firm of Willkie Farr & Gallagher, outside counsel to the Company.

                                   FORM 10K/A

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

               Dated: July 27, 2000

               HAUSER, INC.
               By: /s/ Volker Wypyszyk
                   ------------------------------
                   Volker Wypyszyk
                   CEO / President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                          Date
---------                                -----                          ----

/s/ Volker Wypyszyk              Chief Executive Officer           July 27, 2000
------------------------------   President
Volker Wypyszyk                  (Principal Executive Officer)

/s/ Ralph L. Heimann             Chief Financial Officer and       July 27, 2000
------------------------------   Treasurer (Principal Financial
Ralph L. Heimann                 and Accounting Officer

/s/ Dean P. Stull                Senior Executive Vice             July 27, 2000
------------------------------   President, Technology
Dean P. Stull

/s/ Herbert Elish                Director                          July 27, 2000
------------------------------
Herbert Elish

/s/ James R. Mellor              Director                          July 27, 2000
------------------------------
James R. Mellor

/s/ Robert F. Saydah             Director                          July 27, 2000
------------------------------
Robert F. Saydah

/s/ Harvey Sperry                Director                          July 27, 2000
------------------------------
Harvey Sperry

/s/ Michael Davis                Director                          July 27, 2000
------------------------------
Michael Davis