Form 10-Q
period 2000-06-30
HAUSER INC
filed 2000-08-15
CIK 773723

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

                             QUARTERLY REPORT UNDER
          TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934



 FOR THE QUARTER ENDED JUNE 30, 2000               COMMISSION FILE NO. 0-17174
                                                                       -------

                                  HAUSER, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                     84-0926801
            --------                             ----------------------------
   (STATE OR OTHER JURISDICTION OF              (I.R.S. IDENTIFICATION NUMBER)
    INCORPORATION OR ORGANIZATION)


 5555 AIRPORT BLVD., BOULDER, COLORADO                     80301
 --------------------------------------          ----------------------------
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
                                Yes  X    No
                                   -----     -----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

        Common Stock, $.001 par value                      4,820,284
     ----------------------------------          ------------------------------
                    Class                         Outstanding at June 30, 2000


--------------------------------------------------------------------------------


Part 1.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  Consolidated Statements of Operations (Unaudited) -
                     Three months ended June 30, 2000 and 1999.........................1

                  Consolidated Balance Sheets (Unaudited) -
                     June 30, 2000 and March 31, 2000..................................2

                  Consolidated Statements of Cash Flows (Unaudited) -
                     Three months ended June 30, 2000 and 1999.........................3

                  Notes to Consolidated Financial Statements...........................4-9

         Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations.............................10-13

Part 2.  OTHER INFORMATION

         Item 1.  Legal Proceedings...................................................14

         Item 2.  Changes in Securities...............................................14

         Item 3.  Defaults Upon Senior Securities.....................................14

         Item 4.  Submission of Matters to a Vote of Security Holders.................14

         Item 5.  Other Information...................................................14

         Item 6.  Exhibits and Reports on Form 8-K....................................14

         SIGNATURE PAGE...............................................................15


HAUSER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS-Unaudited
--------------------------------------------------------------------------------

                                                  Three months ended June 30,
                                            ------------------------------------
                                                    2000             1999
                                            -----------------  -----------------
REVENUES:
  Natural products                             $ 6,958,133       $ 4,758,327
  Fine chemicals                                10,113,867         2,244,840
  Technical services                             4,264,769         3,838,104
  Pharmaceuticals                                  402,870         3,152,536
                                            ---------------   ---------------
    Total revenues                              21,739,639        13,993,807
                                            ---------------   ---------------

COST OF REVENUES:
  Natural products                               7,081,529         4,711,642
  Fine chemicals                                 9,084,016         1,927,092
  Technical services                             3,345,973         3,229,006
  Pharmaceuticals                                        -         3,152,536
                                            ---------------   ---------------
    Total cost of revenues                      19,511,518        13,020,276
                                            ---------------   ---------------

GROSS PROFIT                                     2,228,121           973,531
                                            ---------------   ---------------

OPERATING EXPENSES:
  Research and development                         533,257           300,482
  Sales and marketing                              847,999           731,095
  General and administrative                     2,827,420         1,910,418
                                            ---------------   ---------------
    Total operating expenses                     4,208,676         2,941,995

                                            ---------------   ---------------
LOSS FROM OPERATIONS                            (1,980,555)       (1,968,464)
                                            ---------------   ---------------
OTHER INCOME (EXPENSE):
  Interest and other income                         17,153            28,978
  Interest expense                                (587,450)         (188,971)
  Net gain from sale of assets                     626,965                 -
                                            ---------------   ---------------
    Total other (expense) income                    56,668          (159,993)
                                            ---------------   ---------------
LOSS BEFORE INCOME TAX                          (1,923,887)       (2,128,457)

INCOME TAX EXPENSE (BENEFIT)                             -                 -
                                            ---------------   ---------------
NET LOSS                                      $ (1,923,887)     $ (2,128,457)
                                            ===============   ===============
LOSS PER SHARE BASIC AND DILUTED                   $ (0.40)          $ (0.67)
                                            ===============   ===============

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC AND DILUTED                              4,818,372         3,171,046
                                            ===============   ===============

See notes to consolidated financial statements.



HAUSER, INC.
CONSOLIDATED BALANCE SHEETS-Unaudited
---------------------------------------------------------------------------------------------------------------
                                                                                   June 30,         March 31,
ASSETS                                                                               2000             2000
                                                                                --------------- ---------------

CURRENT ASSETS:
  Cash and cash equivalents                                                        $ 1,082,267     $ 1,272,875
  Accounts receivable, less allowance for doubtful accounts:
    June 30, 2000, $782,228; March 31, 2000, $976,101                               17,647,543      17,052,701
  Inventory, at cost or market                                                      20,037,995      22,631,914
  Prepaid expenses and other                                                         1,132,880         611,897
                                                                                --------------- ---------------
    Total current assets                                                            39,900,685      41,569,387
                                                                                --------------- ---------------

PROPERTY AND EQUIPMENT:
  Land and buildings                                                                 7,601,888       8,753,733
  Laboratory and processing equipment                                               25,998,884      25,879,426
  Furniture and fixtures                                                             4,029,722       4,289,140
                                                                                --------------- ---------------
    Total property and equipment                                                    37,630,494      38,922,299
  Accumulated depreciation and amortization                                        (23,568,609)    (23,237,393)
                                                                                --------------- ---------------
    Net property and equipment                                                      14,061,885      15,684,906
                                                                                --------------- ---------------

OTHER ASSETS:
  Goodwill, less accumulated amortization:
      June 30, 2000 $2,024,485; March 31, 2000, $1,742,698                          18,274,454      18,556,242
  Deposits and other                                                                   570,577         249,106

                                                                                --------------- ---------------
                                                                                  $ 72,807,601    $ 76,059,641
                                                                                =============== ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                 $ 4,778,209     $ 4,067,144
  Current portion of long-term debt                                                 24,983,953      26,377,638
  Accrued salaries and benefits                                                      1,821,599       2,391,576
  Deposits                                                                             876,553         916,870
  Note payable to related party                                                        969,250               -
  Accrued exit costs                                                                 1,492,580       1,987,214
  Other current liabilities                                                          1,708,657       2,074,825
                                                                                --------------- ---------------
    Total current liabilities                                                       36,630,801      37,815,267
                                                                                --------------- ---------------
LONG-TERM DEBT                                                                         265,110         418,832
                                                                                --------------- ---------------
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value; 50,000,000 shares authorized; shares issued
    and outstanding:  June 30, 2000, 4,820,284; March 31, 2000, 4,811,585                4,820           4,812
  Additional paid-in capital                                                        94,262,777      94,252,750
  Accumulated deficit                                                              (58,355,907)    (56,432,020)
                                                                                --------------- ---------------
                                                                                    35,911,690      37,825,542

                                                                                --------------- ---------------
                                                                                  $ 72,807,601    $ 76,059,641
                                                                                =============== ===============

See notes to consolidated financial statements.


HAUSER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS-Unaudited
----------------------------------------------------------------------------------------

                                                            Three months ended June 30,
                                                           -----------------------------
                                                                 2000           1999
                                                           -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities                       $ (1,103,015)  $ (3,229,546)
                                                           -------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                           (118,471)      (213,869)
  Proceeds from sale of assets                                 1,599,000              -
  Net change in restricted cash                                        -        567,032
                                                           -------------- --------------

Net cash provided by investing activities                      1,480,529        353,163
                                                           -------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in bank line of credit                                    -     (6,000,000)
  Repayments of bank line of credit                           (1,248,449)             -
  Proceeds from bank line of credit                                    -      6,608,879
  Proceeds from related party note payable                       969,250              -
  Repayments of long-term debt                                  (298,958)      (625,983)
  Proceeds from issuance of common stock                          10,035              -
                                                           -------------- --------------
Net cash used in financing activities                           (568,122)       (17,104)
                                                           -------------- --------------

Net decrease in cash and cash equivalents                       (190,608)    (2,893,487)

Cash and cash equivalents, beginning of period                 1,272,875      4,117,972
                                                           -------------- --------------

Cash and cash equivalents, end of period                     $ 1,082,267    $ 1,224,485
                                                           ============== ==============



See notes to consolidated financial statements.

HAUSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2000 AND MARCH 31, 2000 AND FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)

1.   BASIS OF PRESENTATION

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

On June 11, 1999, the Company completed a merger (the "Merger") with three subsidiaries (the "Contributed Subsidiaries") of privately-held Zuellig Group N.A., Inc., ("ZGNA") and Zuellig Botanicals, Inc. ("ZBI"). At the closing of the Merger, the Company issued 2,515,349 shares of its common stock to ZGNA and ZBI, which constituted 49% of the Company's then outstanding shares. After the closing, the Company's existing officers and public shareholders owned 51.0% of the combined company, while ZGNA owned 49.0%. On December 15, 1999 the number of shares that were issued to ZGNA was reduced to 2,193,568 (46% of shares outstanding at June 30, 2000) in accordance with the terms of the Merger. Simultaneously with the Merger, the Company effected a one-for-four reverse stock split. The reverse stock split was implemented in order to satisfy NASDAQ's listing requirements. All share and per share information has been adjusted for the reverse stock split.

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

In connection with the Merger, Wells Fargo Bank, N.A. ("Wells Fargo") provided a $35.0 million line of credit and a $10.0 million fixed asset line (the "Credit Facility") in support of the merged companies. As part of the Merger, the Company repaid approximately $21.0 million in bank debt of Contributed Subsidiaries with proceeds from the Credit Facility. The Credit Facility is collateralized by all of the Company's assets. Since February 28, 1999, the Company has not been in compliance with the financial covenants under the Credit Facility and has not obtained a waiver for these violations. The Company is currently in default under the terms of the Credit Facility and exceeded its borrowing base availability by $3,600,000 at June 30, 2000. The Company has been in discussions with the lender regarding a restructure of the Credit Facility. There can be no assurance that the lender will agree to restructure the Credit Facility on terms acceptable to the Company. Due to the Company's covenant violations, the lender can call the Credit Facility at any time, and may pursue other actions available to it, some of which could have a significant negative impact on the Company's ongoing operations. Zatpack, Inc., through ZGNA, the owner of 46% of the outstanding common stock of the Company, has agreed, in principle, to purchase a promissory note from the Company (the "Note") for subordinated debt. Such purchase would close simultaneously with the restructuring of the Credit Facility. The Note will earn interest at 12%, be payable in three years and have warrants attached which would permit Zatpack to purchase additional shares of common stock of the Company at a price equal to the closing price of the common stock on the date of the closing of the purchase of the Note. The Note would be subordinated to the Credit Facility or any loan agreement that replaces the Credit Facility. On June 28, 2000, Zatpack advanced $969,250 against the purchase of the Note.

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

On June 22, 2000, the Company received notice from NASDAQ that the Company does not comply with the requirements for continued listing on the NASDAQ National Market System. The notice indicates that the Company will be de-listed on September 22, 2000. The Company is in the process of determining whether to appeal NASDAQ's determination or whether to apply for listing on the SmallCap Market. There can be no assurance that the common stock will continue to trade on the NASDAQ National Market System or the Company will meet the initial or continued listing requirements for the SmallCap Market.

The results of operations of the Contributed Subsidiaries have been included subsequent to June 11, 1999. The following pro forma consolidated results of operations assumes the Merger was consummated on April 1, 1999. Additionally, the pro forma results summarized below exclude the results of paclitaxel activities. These pro forma results do not purport to be indicative of the results which would have actually resulted had the Merger occurred on that date.


                                           Three Months Ended June 30,
                                       ---------------------------------------
                                              2000                  1999
                                       --------------------  -----------------
Revenues                                  $ 21,336,769          $ 24,150,883
Loss from operations                        (2,383,425)           (1,488,307)
Net loss                                  $ (2,326,757)         $ (1,961,403)
Basic and diluted loss per share          $      (0.48)         $      (0.41)


DISCONTINUANCE OF PACLITAXEL ACTIVITIES
Prior to the Merger, in the third quarter fiscal 1999, the Company discontinued the manufacture and sale of paclitaxel. In the quarter ended January 31, 1999, the Company incurred a one-time charge to earnings of $25,600,000. During fiscal 2000, the Company reversed approximately $4,000,000 of the charge to earnings taken in fiscal 1999 principally because of a favorable settlement of its yew tree cultivation agreements. The charge and paclitaxel revenues and cost of sales have been included in the continuing operations because paclitaxel activities did not constitute a separate business segment of the Company. In February 1999, the Company signed a purchase agreement for the sale of its paclitaxel inventory as part of the planned closure of the paclitaxel business. Under the purchase agreement, the Company has received $8,694,819 through June 30, 2000. The Company has negotiated settlement of its yew tree cultivation agreements and termination of a multi year non-exclusive agreement to supply paclitaxel to a customer. The Company has substantially completed its exit from the paclitaxel business as of June 30, 2000.

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

The following analysis provides a summary of the liabilities established as a result of the above referenced items, and subsequent activity to such reserves through June 30, 2000:




                            Reserve Balance       Expenses Paid         Reserve Balance
                            March 31, 2000     April 1-June 30, 2000     June 30, 2000
                            -----------------------------------------------------------
Lease termination           $ 1,467,455           $  (297,307)              $ 1,170,148
Employee severance              194,000               (94,000)                  100,000
Paclitaxel                      325,759              (103,327)                  222,432
                            -----------           ------------              -----------
Total                       $ 1,987,214           $  (494,634)              $ 1,492,580
                            ===========           ============              ===========



Management believes that the reserve balance at June 30, 2000 is adequate to cover remaining costs relating to the discontinuance of paclitaxel, the liquidation of Wilcox and the closure of Shuster's Smyrna facility.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2000, and the results of its operations and its cash flows for the periods ended June 30, 2000 and 1999. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain fiscal 2000 amounts have been reclassified to conform to the fiscal 2001 presentation.

BASIS OF CONSOLIDATION - The accompanying financial statements include the accounts of Hauser and its wholly owned subsidiaries: Botanicals International Extracts, Inc. ("BIE"), Hauser Laboratories, Inc. ("Hauser Labs"), Shuster Laboratories, Inc. ("Shuster"), Hauser Technical Services, Inc. ("HTS"), Wilcox Natural Products, Inc. ("Wilcox"), and ZetaPharm, Inc. ("ZetaPharm"). All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements. Actual results could differ from those estimates.

The Company has incurred significant losses from operations that it believes will be curtailed by the results of the restructuring activities entered into in fiscal 2000 and 2001. If the results of the restructuring activities are not as effective as anticipated by management, it is possible that the Company will recognize an impairment charge related to its $18.3 million goodwill balance in the future. Further, the Company is evaluating the estimated remaining life of its goodwill and it is also reasonably possible that the life will be shortened in the near future because of the factors described above.

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

Inventories, at cost, are classified as follows:


                                                  June 30,                March 31,
                                                   2000                     2000
                                                ------------             ------------

              Raw materials and supplies        $  2,613,943             $  4,197,169
              Work in process                      3,241,577                2,856,394
              Finished goods                      14,182,475               15,578,251
                                                ------------             ------------
              Total inventories                 $ 20,037,995             $ 22,631,914


4.  DEBT

Notes payable and long-term debt consisted of the following:


                                                June 30, 2000           March 31, 2000
                                                -------------           --------------
              Line of Credit                    $  24,545,271           $  25,793,720
              Capital Leases                          703,792               1,002,750
                                                -------------           -------------
              Total                                25,249,063              26,796,470
              Less current portion                 24,983,953              26,377,638
                                                -------------           -------------
              Long Term debt                    $     265,110           $     418,832
                                                =============           =============


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

The interest payable on the Company's revolving line of credit is variable based on the prime rate or LIBOR, and is therefore, affected by changes in market interest rates. During the quarter ended June 30, 2000, the amounts outstanding under LIBOR expired and the bank classified the entire debt balance under the prime rate. At June 30, 2000, $24,545,271 was outstanding with an interest rate of 9.25% (prime less 0.25%).

As of June 30, 2000, the Company was not in compliance with the financial covenants in the Credit Facility. Additionally, the Company's borrowings under the Credit Facility exceeded the borrowing base availability by $3,600,000. As the borrowing base is computed on a monthly basis, future borrowing availability is contingent upon eligible accounts receivable and inventory levels. As discussed in Note 1, on June 28, 2000, the Company received an advance of $969,250 against the purchase of the Zatpack Note.

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

5.  EARNINGS (LOSS) PER SHARE

The Company calculates basic earnings (loss) per share by dividing the net earnings or loss by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is determined by dividing the net earnings or loss by the sum of (1) the weighted average number of common shares outstanding and (2) if not antidilutive, the effect of outstanding warrants and stock options determined utilizing the treasury stock method. For the three months ended June 30, 2000, and 1999, all options were excluded from the calculation of diluted loss per share since the result would have been antidilutive.

6.  RELATED PARTY TRANSACTIONS

The Company sells botanical raw materials to ZBI. During the three months ended June 30, 2000 and 1999, sales to ZBI totaled $2,276,788 and $428,825, respectively. The related trade accounts receivable due from ZBI totaled $2,294,501 and $1,131 at June 30, 2000 and March 31, 2000, respectively.

7.  OPERATING SEGMENTS

The Company's three business segments are: Natural Products, Technical Services, and Fine Chemicals and Excipients, each having a separate management team and infrastructure offering different products and services, and utilizing different marketing strategies to target customers. Included in corporate and other are the results of the Company's paclitaxel related activities, which are being terminated. Selected financial information from the Company's business segments are as follows:



                                                     Three Months Ended June 30, 2000
                                  ----------------------------------------------------------------------------
                                    Natural       Technical    Fine Chemicals    Corporate and
                                    Products      Services     and Excipients        Other           Total
                                  ------------   ------------  ---------------   -------------   -------------
Revenues                           $ 6,958,133   $ 4,264,769   $10,113,867       $  402,870      $ 21,739,639
Cost of revenues                     7,081,529     3,345,973     9,084,016                -        19,511,518
Gross profit (loss)                   (123,396)      918,796     1,029,851          402,870         2,228,121
Operating expenses                   1,409,147     1,227,164       582,251          990,114         4,208,676
(Loss) income from operations       (1,532,543)     (308,368)      447,600         (587,244)       (1,980,555)
Net income (loss)                  $(1,925,155)  $  (334,533)  $   394,041       $  (58,240)     $ (1,923,887)

                                                    Three Months Ended June 30, 1999
                                  ----------------------------------------------------------------------------
                                    Natural       Technical    Fine Chemicals    Corporate and
                                    Products      Services     and Excipients        Other           Total
                                  ------------   ------------  ---------------   -------------   -------------

Revenues                           $ 4,758,327   $ 3,838,104   $ 2,244,840       $3,152,536      $ 13,993,807
Cost of revenues                     4,711,642     3,229,006     1,927,092        3,152,536        13,020,276
Gross profit (loss)                     46,685       609,098       317,748               -            973,531
Operating expenses                   1,024,646       988,699       182,384          746,266         2,941,995
(Loss) income from operations         (977,961)     (379,601)      135,364         (746,266)       (1,968,464)
Net income (loss)                  $(1,249,541)  $  (376,918)  $   127,206       $ (629,204)     $ (2,128,457)


8.  RECENTLY ISSUED ACCOUNTING STANDARDS

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

SAB 101. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosures related to revenue in the financial statements. The Company is required to adopt this standard in its fourth quarter of fiscal 2001 effective April 1, 2000. Management does not believe the adoption of SAB 101 will have a significant impact on the results of operations or financial position of the Company.

FIN NO. 44. In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44"). FIN No. 44 clarifies the application of APB No. 25 for certain issues related to equity-based instruments issued to employees. FIN No. 44 is effective on July 1, 2000, except for certain transactions, and will be applied on a prospective basis. FIN No. 44 did not have a significant impact on the Company's financial statements.

PART 1, ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company operates in three business segments: Natural Products, Technical Services, and Fine Chemicals and Excipients.

RESULTS OF CONTINUING ACTIVITIES:

The results of continuing activities exclude paclitaxel related activities, as discussed in Note 1 to the financial statements. Additionally, the following discussion of results of operations is based on a comparison of fiscal 2001 operating results to the proforma fiscal 2000 operating data because management believes the merger has made comparison of actual results between quarters meaningless. Pro forma adjustments incorporated into the table below include the operating results of the Contributed Subsidiaries as if the Merger had occurred on April 1, 1999.


                                                   Three Months Ended June 30,
                                                 -------------------------------
                                                     2000              1999
                                                 ---------------  --------------
                  Revenues                       $ 21,336,769      $ 24,150,883
                  Cost of Revenues                 19,511,518        20,845,354
                                                 ---------------  --------------
                  Gross Profit                      1,825,251         3,305,529
                  Operating Expenses                4,208,676         4,793,836
                                                 ---------------  --------------
                  Loss from Operations             (2,383,425)       (1,488,307)
                  Net Loss                       $ (2,326,757)     $ (1,961,403)
                                                 ===============  ==============

REVENUES. A breakout of the Company's revenues by product and service is as follows:

                                                   Three Months Ended June 30,
                                                 -------------------------------
                                                     2000             1999
                                                 ------------     --------------
        Natural Products                         $  6,958,133      $ 12,789,543
        Technical Services                          4,264,769         3,838,104
        Fine Chemicals and Excipients              10,113,867         7,523,236
                                                 ------------     --------------
                                                 $ 21,336,769      $ 24,150,883
                                                 ============     ==============


Total revenues decreased by 12% to $21,336,769 in the first quarter of fiscal 2001 from $24,150,883 in the first quarter of the prior fiscal year.

Natural Product revenues decreased by 46% to $6,958,133 in the first quarter of fiscal 2001 from $12,789,543 in the first quarter of the prior fiscal year. The decrease was due to the world-wide oversupply of herbal extracts for manufacturer's of dietary supplements, which has resulted in depressed prices for herbal extracts.

Technical Service revenues increased by 11% to $4,264,769 in the first quarter of fiscal 2001 from $3,838,104 in the first quarter of the prior fiscal year. During the prior year, certain Technical Service resources were dedicated to the production of paclitaxel, as the Company worked through its exit from the paclitaxel business. These resources have now become available to the Technical Service business, and as a result overall revenues have increased.

Fine Chemical and Excipient revenues increased by 34% to $10,113,867 in the first quarter of fiscal 2001 from $7,523,236 in the first quarter of the prior fiscal year. This increase is due primarily to increased sales volume of Fine Chemicals. In July 2000, the Company was informed that its principal excipient supplier, Blanver, had elected to sell products directly, rather than to utilize the Company for marketing and distribution. Sales of Blanver products totaled $2,781,079 and $2,558,574 during the quarters ended June 30, 2000 and 1999, respectively. It is anticipated that the sales of excipients will decrease significantly beginning in August 2000.

GROSS PROFIT. Gross profit decreased by 45% to $1,825,251 in the first quarter of fiscal 2001 from $3,305,529 in the first quarter of the prior year. The gross profit percentage of 9% in the quarter ended June 30, 2000 has deteriorated from the gross profit percentage of 14% for the same period in the prior year. This decrease can be attributed primarily to reduced prices caused by the world-wide oversupply of herbal extracts.

OPERATING EXPENSES. Operating expenses decreased by 12% to $4,208,676 in the quarter ended June 30, 2000 from $4,793,836 in the same period in the prior year. This decrease is primarily results from a reduction of general and administrative expenses due to the Company's restructuring and cost containment efforts.

INTEREST INCOME/EXPENSE. Interest expense, net increased by 21% to $570,297 in the quarter ended June 30, 2000 from $473,096 in the same period in the prior year. The increase in interest expense is due to the increased debt levels, combined with higher interest rates in the current year.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Total cash and cash equivalents were $1,082,267 at June 30, 2000, compared to $1,272,875 at March 31, 2000. The Company's primary cash needs are for operations, working capital and capital expenditures.

Cash used in operating activities for the quarter ended June 30, 2000 was $1,103,015. This amount is comprised primarily of a net loss of $1,923,887, offset primarily by non-cash expenditures of $553,800, and changes in working capital of $267,072.

Cash provided by investing activities is comprised of capital expenditures of $118,471, and proceeds from sale of assets of $1,599,000.

Cash used in financing activities is comprised primarily of changes in the Company's bank line of credit, and repayments of long-term debt.

The Company has been in discussions with the lender regarding a restructure of the Credit Facility. There can be no assurance that the lender will agree to restructure the Credit Facility on terms acceptable to the Company. Due to the Company's covenant violations, the lender may call the Credit Facility at any time, and may pursue other actions available to it, some of which could have a significant negative impact on the Company's ongoing operations. Zatpack, Inc., through ZGNA, the owner of 46% of the outstanding common stock of the Company, has agreed, in principle, to purchase a promissory note from the Company (the "Note") for subordinated debt. Such purchase would close simultaneously with the restructuring of the Credit Facility. The Note will earn interest at 12%, be payable in three years and have warrants attached which would permit Zatpack to purchase additional shares of common stock of the Company at a price equal to the closing price of the common stock on the date of the closing of the purchase of the Note. The Note would be subordinated to the Credit Facility or any loan agreement that replaces the Credit Facility. On June 28, 2000, Zatpack advanced $969,250 against the purchase of the Note.

The Company expects to meet its liquidity requirements through cash flows from operations and, if the Bank agrees to an amendment of the financial covenants under the Credit Facility (see Notes 1 and 4 to the Financial Statements), from the Credit Facility. Management believes that current cash reserves, advances from Zatpack, the Credit Facility and funds generated from operating activities will be sufficient to meet the Company's liquidity needs within the next twelve months and on a long-term basis.

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

WORKING CAPITAL. Working capital as of June 30, 2000 was $3,269,884 as compared to $3,754,120 as of March 31, 2000.

INCOME TAXES. The Company has a net deferred tax asset of approximately $22,500,000 that has been fully reserved for at June 30, 2000. Included in deferred tax assets at June 30, 2000, are federal net operating loss carry forwards of approximately $43,500,000, income tax credits of approximately $659,000 and alternative minimum tax credits of approximately $1,500,000. Although the deferred income taxes have been 100% reserved for, the reserve may be reversed and a related benefit recorded in the future when and if the assets are deemed realizable.

BACKLOG. Backlog of unfilled sales orders was $5,500,000 as of June 30, 2000, compared to $6,300,000 as of March 31, 2000. Backlog consists of unfilled sales orders for Natural Products, Technical Services and Fine Chemicals and Excipients.

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

Additionally, the Company is exposed to market risk because of market price reductions for botanical raw materials and extracts. The Company performs ongoing evaluations regarding the net realizable value of inventory and writes down such inventory as appropriate. Historically and as of June 30, 2000, the Company has not used derivative instruments or engaged in hedging activities.

The interest payable on the Company's revolving line of credit is variable based on the prime rate and/or LIBOR, and is therefore, affected by changes in market interest rates. At June 30, 2000, $24,545,271 was outstanding with an interest rate of 9.25% (prime less 0.25%). Should the Company be required to obtain financing for the existing line elsewhere, or should the Company's liquidity needs exceed amounts available under this line of credit, the interest rate to replace the credit facilities might be significantly higher. For example, if the interest rate on the Company's line of credit had been 2% higher for its quarter ended June 30, 2000, the Company would have incurred additional interest expense of approximately $126,000, with an associated $.03 increase in the per share loss for the quarter. Therefore, the Company's exposure to changes in interest rates will be significant until such time as its operating results permit it greater access to other lenders and lending instruments on terms equivalent to those available under the Credit Facility.

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

Item 3.  Defaults Upon Senior Securities.
                  None

Item 4.  Submission of Matters to a Vote of Security Holders
                  None

Item 5.  Other Information.
                  None

Item 6.  Exhibits and Reports on Form 8-K.
         (a)      Exhibits

                  The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Company's report on Form 10-K for the period ended March 31, 2000.

(b)      Reports on Form 8-K

                  None

                                    FORM 10 Q

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAUSER, INC.


Date:  August 14, 2000              /s/ Volker Wypyszyk
                                    --------------------------------------------
                                    Volker Wypyszyk
                                    Chief Executive Officer




Date:  August 14, 2000              /s/ Kenneth C. Cleveland
                                    --------------------------------------------
                                    Kenneth C. Cleveland
                                    Chief Financial Officer