Form 10-Q
period 2000-09-30
HAUSER INC
filed 2000-11-14
CIK 773723

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                    FORM 10-Q


                             QUARTERLY REPORT UNDER
          TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934



   FOR THE QUARTER ENDED SEPTEMBER 30, 2000         COMMISSION FILE NO. 0-17174
                                                                        -------

                                  HAUSER, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                      84-0926801
               --------                           ------------------------------
     (STATE OR OTHER JURISDICTION OF              (I.R.S. IDENTIFICATION NUMBER)
     INCORPORATION OR ORGANIZATION)

 5555 AIRPORT BLVD., BOULDER, COLORADO                         80301
--------------------------------------            ------------------------------
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
                          Yes X  No
                             ---    ---


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

    Common Stock, $.001 par value                        4,886,836
   -------------------------------        --------------------------------------
                Class                        Outstanding at September 30, 2000


Part 1.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  Consolidated Statements of Operations (Unaudited) -
                     Three and six months ended September 30, 2000 and 1999................................1

                  Consolidated Balance Sheets (Unaudited) -
                     September 30, 2000 and March 31, 2000.................................................2

                  Consolidated Statements of Cash Flows (Unaudited) -
                     Six months ended September 30, 2000 and 1999..........................................3

                  Notes to Consolidated Financial Statements...............................................4-10

         Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations..................................................11-16

Part 2.  OTHER INFORMATION

         Item 1.  Legal Proceedings........................................................................17

         Item 2.  Changes in Securities....................................................................17

         Item 3.  Defaults Upon Senior Securities..........................................................17

         Item 4.  Submission of Matters to a Vote of Security Holders......................................17

         Item 5.  Other Information........................................................................17

         Item 6.  Exhibits and Reports on Form 8-K.........................................................17-18

         SIGNATURE PAGE....................................................................................19

HAUSER, INC.


CONSOLIDATED STATEMENTS OF OPERATIONS-UNAUDITED
----------------------------------------------------------------------------------------------------------------------------------
                                            Three months ended September 30,                    Six months ended September 30,
                                        ------------------------------------------   ---------------------------------------------
                                              2000                   1999                  2000                    1999
                                        --------------------   -------------------   --------------------   ----------------------
REVENUES:
Natural products                               $  4,536,044          $  8,282,531          $  11,494,177             $ 13,040,858
Fine chemicals                                    8,866,833             8,091,572             18,980,700               10,336,412
Technical services                                3,702,825             4,396,871              7,967,594                8,234,975
Pharmaceuticals                                     265,400             6,612,444                668,270                9,764,980
                                        --------------------   -------------------   --------------------   ----------------------
Total revenues                                   17,371,102            27,383,418             39,110,741               41,377,225
                                        --------------------   -------------------   --------------------   ----------------------

COST OF REVENUES:
Natural products                                  4,621,224             7,556,574             11,702,753               12,268,216
Fine chemicals                                    7,456,275             6,699,462             16,540,291                8,626,554
Technical services                                3,401,772             3,204,915              6,747,745                6,433,921
Pharmaceuticals                                           -             6,612,444                      -                9,764,980
Other cost of revenues                                    -              (768,199)                     -                 (768,199)
                                        --------------------   -------------------   --------------------   ----------------------
 Total cost of revenues                          15,479,271            23,305,196             34,990,789               36,325,472
                                        --------------------   -------------------   --------------------   ----------------------

GROSS PROFIT                                      1,891,831             4,078,222              4,119,952                5,051,753
                                        --------------------   -------------------   --------------------   ----------------------

OPERATING EXPENSES:
Research and development                            776,143               167,876              1,309,400                  468,358
Sales and marketing                               1,240,721             1,456,881              2,088,720                2,187,976
General and administrative                        2,298,953             2,802,043              5,129,505                4,684,531
Merger related costs                                      -               814,000                      -                  814,000
                                        --------------------   -------------------   --------------------   ----------------------
 Total operating expenses                         4,315,817             5,240,800              8,527,625                8,154,865

                                        --------------------   -------------------   --------------------   ----------------------
LOSS FROM OPERATIONS                             (2,423,986)           (1,162,578)            (4,407,673)              (3,103,112)
                                        --------------------   -------------------   --------------------   ----------------------

OTHER INCOME (EXPENSE):
Interest and other income                            10,537                37,293                 27,690                   66,271
Interest expense                                   (631,226)             (613,533)            (1,218,676)                (802,504)
Net gain (loss) from sale of assets                 (28,904)                    -                601,193                        -
                                        --------------------   -------------------   --------------------   ----------------------
 Total other (expense) income                      (649,593)             (576,240)              (589,793)                (736,233)
                                        --------------------   -------------------   --------------------   ----------------------

LOSS BEFORE INCOME TAX                           (3,073,579)           (1,738,818)            (4,997,466)              (3,839,345)

INCOME TAX EXPENSE (BENEFIT)                              -                     -                      -                        -

                                        --------------------   -------------------   --------------------   ----------------------
NET LOSS                                       $ (3,073,579)         $ (1,738,818)          $ (4,997,466)            $ (3,839,345)
                                        ====================   ===================   ====================   ======================

LOSS PER SHARE: BASIC AND DILUTED                   $ (0.63)              $ (0.34)               $ (1.03)                 $ (0.92)
                                        ====================   ===================   ====================   ======================

WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC AND DILUTED                               4,874,606             5,133,510              4,855,366                4,157,554
                                        ====================   ===================   ====================   ======================

See notes to consolidated financial statements.


HAUSER, INC.

CONSOLIDATED BALANCE SHEETS-UNAUDITED
----------------------------------------------------------------------------------------------------------------------------
                                                                                   September 30,           March 31,
                                                                                        2000                  2000
                                                                                 -------------------  ---------------------
ASSETS


CURRENT ASSETS:
  Cash and cash equivalents                                                            $  2,214,717           $  1,272,875
  Accounts receivable, less allowance for doubtful accounts:
      September 30, 2000, $810,674; March 31, 2000, $976,101                             15,594,682             17,052,701
  Inventory, at cost or market                                                           17,169,191             22,631,914
  Prepaid expenses and other                                                              1,288,121                611,897
                                                                                 -------------------  ---------------------
    Total current assets                                                                 36,266,711             41,569,387
                                                                                 -------------------  ---------------------

PROPERTY AND EQUIPMENT:
  Land and buildings                                                                      7,791,228              8,753,733
  Laboratory and processing equipment                                                    25,078,646             25,879,426
  Furniture and fixtures                                                                  4,292,809              4,289,140
                                                                                 -------------------  ---------------------
     Total property and equipment                                                        37,162,683             38,922,299
  Accumulated depreciation and amortization                                             (22,945,947)           (23,237,393)
                                                                                 -------------------  ---------------------
     Net property and equipment                                                          14,216,736             15,684,906
                                                                                 -------------------  ---------------------

OTHER ASSETS:
  Goodwill, less accumulated amortization:
     September 30, 2000 $2,306,274; March 31, 2000, $1,742,698                           17,992,666             18,556,242
  Deposits and other                                                                        581,319                249,106
                                                                                 -------------------  ---------------------
                                                                                       $ 69,057,432           $ 76,059,641
                                                                                 ===================  =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                     $  5,285,811           $  4,067,144
  Current portion of long-term debt                                                      24,883,311             26,377,638
  Accrued salaries and benefits                                                           1,534,866              2,391,576
  Deposits                                                                                  697,364                916,870
  Note payable to related party                                                             969,250                      -
  Accrued exit costs                                                                      1,037,981              1,987,214
  Other current liabilities                                                               1,612,029              2,074,825
                                                                                 -------------------  ---------------------
     Total current liabilities                                                           36,020,612             37,815,267
                                                                                 -------------------  ---------------------
LONG-TERM DEBT                                                                              123,699                418,832
                                                                                 -------------------  ---------------------

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value; 50,000,000 shares authorized; shares issued
     and outstanding:  September 30, 2000, 4,886,836; March 31, 2000, 4,811,585               4,887                  4,812
  Additional paid-in capital                                                             94,337,720             94,252,750
  Accumulated deficit                                                                   (61,429,486)           (56,432,020)
                                                                                 -------------------  ---------------------
                                                                                         32,913,121             37,825,542
                                                                                 -------------------  ---------------------
                                                                                       $ 69,057,432           $ 76,059,641
                                                                                 ===================  =====================

See notes to consolidated financial statements.

HAUSER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED
----------------------------------------------------------------------------------------------------------

                                                                         Six months ended September 30,
                                                                       -----------------------------------
                                                                             2000             1999
                                                                       ----------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities                         $ 1,061,993      $ (2,385,835)
                                                                       ----------------- -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment                                            (983,986)         (656,074)
Proceeds from sale of assets                                                  1,599,000                 -
Net change in restricted cash                                                         -           567,032
                                                                       ----------------- -----------------
Net cash provided by (used in) investing activities                             615,014           (89,042)
                                                                       ----------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in bank line of credit                                                     -        (6,000,000)
Repayments of bank line of credit                                            (1,248,449)                -
Proceeds from bank line of credit                                                     -         5,686,674
Proceeds from related party note payable                                        969,250                 -
Repayments of long-term debt                                                   (541,011)         (746,387)
Proceeds from issuance of common stock                                           85,045                 -
                                                                       ----------------- -----------------
Net cash used in financing activities                                          (735,165)       (1,059,713)
                                                                       ----------------- -----------------

Net increase (decrease) in cash and cash equivalents                            941,842        (3,534,590)

Cash and cash equivalents, beginning of period                                1,272,875         4,117,972
                                                                       ----------------- -----------------

Cash and cash equivalents, end of period                                    $ 2,214,717      $    583,382
                                                                       ================= =================


See notes to consolidated financial statements.

HAUSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2000 AND MARCH 31, 2000 AND FOR THE THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)

1.       BASIS OF PRESENTATION

Hauser, Inc., a Delaware corporation, and its wholly owned subsidiaries (together, the "Company"), is a manufacturer of extracts from natural sources, using its proprietary technologies in extraction and purification. Hauser is also a leading supplier of herbal extracts and related products to the dietary supplement market in the United States. Hauser and its subsidiaries are able to source, process, and distribute products to the dietary supplement market including branded product sellers. The Company also provides interdisciplinary laboratory testing services, chemical engineering services, and contract research and development. The Company's services are principally marketed to the pharmaceutical, dietary supplement and food ingredient industries.

On June 11, 1999, the Company completed a merger (the "Merger") with three subsidiaries (the "Contributed Subsidiaries") of privately-held Zuellig Group N.A., Inc., ("ZGNA") and its wholly owned subsidiary Zuellig Botanicals, Inc. ("ZBI"). At the closing of the Merger, the Company issued 2,515,349 shares of its common stock to ZGNA and ZBI, which constituted 49% of the Company's then outstanding shares. After the closing, the Company's existing officers and public shareholders owned 51.0% of the combined company, while ZGNA and ZBI collectively owned 49.0%. On December 15, 1999 the number of shares that were issued to ZGNA and ZBI was reduced to 2,193,568 (45% of shares outstanding at September 30, 2000) in accordance with the terms of the Merger. Simultaneously with the Merger, the Company effected a one-for-four reverse stock split. The reverse stock split was implemented in order to satisfy NASDAQ's listing requirements. All share and per share information has been adjusted for the reverse stock split.

The Company has experienced significant losses from operations and has violated the financial covenants in its past borrowing agreements. The operating losses in prior years have resulted primarily from the failure of customers purchasing the Company's paclitaxel product to renew their purchase contracts and in the current year from a worldwide oversupply of dietary supplement products. The Company has responded by terminating the production of paclitaxel; reducing its operating costs through closure of the Wilcox operations; substantially reducing manufacturing costs while increasing manufacturing efficiencies; consolidating its technical services operations; and restructuring its administrative activities.

In connection with the Merger, Wells Fargo Bank, N.A. ("Wells Fargo") provided a $35.0 million line of credit and a $10.0 million fixed asset line (the "Credit Facility") in support of the merged companies. As part of the Merger, the Company repaid approximately $21.0 million in bank debt of Contributed Subsidiaries with proceeds from the Credit Facility. The Credit Facility is collateralized by all of the Company's assets. In September 2000, the Credit Facility was amended to eliminate defaults and to revise the financial covenants. In addition, the $35 million line of credit was reduced to $24.5 million and is further reduced to $21.0 million effective October 31, 2000, and $17.0 million effective March 31, 2001. The amended Credit Facility bears interest at the prime borrowing rate and expires on September 30,

2001. All past covenant violations of the Company's Credit Facility were also waived by the bank in October 2000 and the Company is now in compliance with the terms of the amended Credit Facility.

Also in October 2000, as a condition to Wells Fargo entering into the amendment to the Credit Facility, the Company sold a $3 million Subordinated Promissory Note (the "Note") to Zatpack, Inc. ("Zatpack"). ZGNA is a wholly owned subsidiary of Zatpack. ZGNA and ZBI collectively own 45% of the outstanding stock of the Company. The Note is subordinate to the Credit Facility, will accrue interest at a rate of 6.5%, requires no principle or interest payments until its maturity date of October 2003, and has five-year warrants attached. The warrants permit Zatpack to purchase 992,789 shares of Hauser's common stock at a price of approximately $.5855 per share which was the fair market value of the company's common stock on the date of issuance. Approximately $2 million of the proceeds of the sale of the note were used to pay down the line of credit.

Management believes that the restructured Credit Facility and Note will enable the Company to continue operations during fiscal 2001.

On November 1, 2000, the Company announced that its shares of Common Stock were officially delisted from the Nasdaq National Market. The delisting is based upon the Company's lack of compliance with the Nasdaq National Market's listing requirements, which call for a minimum bid price of $1.00 and a minimum public float value of $5 million. The Company's common stock is now eligible for trading in the over-the-counter market and quotation on the OTC Bulletin Board ("OTCBB"). The OTCBB is a regulated quotation service that displays real-time quotes and last-sale price and volume information in over the counter ("OTC") equity securities.

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


                                            Three months ended September 30,                    Six months ended September 30,
                                        ------------------------------------------   ---------------------------------------------
                                              2000                   1999                  2000                    1999
                                        --------------------   -------------------   --------------------   ----------------------
Revenues                                       $ 17,105,702          $ 20,770,974           $ 38,442,471            $ 44,921,857
Loss From Operations                             (2,689,386)           (4,754,514)            (5,072,811)             (6,242,821)
Net Loss                                       $ (3,338,979)         $ (5,330,754)          $ (5,665,736)           $ (7,292,157)
Basic and diluted loss per share               $      (0.68)         $      (1.04)          $      (1.17)           $      (1.75)


DISCONTINUANCE OF PACLITAXEL ACTIVITIES
Prior to the Merger, in the third quarter fiscal 1999, the Company discontinued the manufacture and sale of paclitaxel. In the quarter ended January 31, 1999, the Company incurred a one-time charge to earnings of $25,600,000. During fiscal 2000, the Company reversed approximately $4,000,000 of the charge to earnings taken in fiscal 1999 principally because of a favorable settlement of its yew tree cultivation agreements. The charge and paclitaxel revenues and cost of sales have been included in the continuing operations because paclitaxel activities did not constitute a separate business segment of the Company. In February 1999, the Company signed a purchase agreement for the sale of its paclitaxel inventory as part of the planned closure of the paclitaxel business. Under the purchase agreement and from other sales of paclitaxel, the Company has received $11,708,557 through September 30, 2000. The Company has negotiated settlement of its yew tree cultivation agreements and termination of a multi year non-exclusive agreement to supply paclitaxel to a customer. The Company has substantially completed its exit from the paclitaxel business as of September 30, 2000.

CLOSURE OF WILCOX NATURAL PRODUCTS ("WILCOX")
In March 2000, the Company elected to cease the operations of Wilcox. Wilcox principally purchased wild botanical raw materials gathered in the United States and sold those materials to customers in the United States, Europe and Asia. The decision to terminate the activities of Wilcox was taken as a result of the significant decline in market prices for the botanicals purchased by Wilcox during fiscal 2000.

CONSOLIDATION OF SHUSTER LABORATORIES ("SHUSTER")
In March 2000, the Company consolidated its technical services operations in order to gain operational efficiencies. As part of this consolidation, the Company ceased its laboratory operations in Smyrna, Georgia.

The following analysis provides a summary of the liabilities established as a result of the above referenced items, and subsequent activity to such reserves through September 30, 2000:


                                 Reserve Balance                Expenses Paid             Reserve Balance
                                  March 31, 2000        April 1-September 30, 2000      September 30, 2000
                                ------------------      --------------------------      ------------------

        Lease termination         $    1,467,455            $           (599,530)         $     867,925
        Employee severance               194,000                        (194,000)                   -
        Paclitaxel                       325,759                        (155,703)               170,056
                                ------------------      --------------------------      ------------------
        Total                     $    1,987,214            $           (949,233)         $   1,037,981
                                ==================      ==========================      ==================

Management believes that the reserve balance at September 30, 2000 is adequate to cover remaining costs relating to the discontinuance of paclitaxel, the liquidation of Wilcox and the closure of Shuster's Smyrna facility.

In October 2000, the Company contributed its laboratory assets operated by its Hauser Laboratories division to the Company's newly formed, wholly owned subsidiary, Hauser Technical Services, Inc. ("HTS"). Simultaneous with the asset contribution, the Company merged Shuster with and into HTS. Currently, the Company's laboratory and technical services business is owned and operated by HTS.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2000, and the results of its operations and its cash flows for the three and six month periods ended September 30, 2000 and 1999. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain fiscal 2000 amounts have been reclassified to conform to the fiscal 2001 presentation.

BASIS OF CONSOLIDATION - The accompanying financial statements include the accounts of Hauser and its wholly owned subsidiaries: Botanicals International Extracts, Inc. ("BIE"), Shuster, Hauser Technical Services, Inc. ("HTS"), Wilcox and ZetaPharm, Inc. ("ZetaPharm"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Inventories, at cost, are classified as follows:


                                          September 30,           March 31,
                                              2000                   2000
                                          -------------         -------------

        Raw materials and supplies        $  2,097,070          $  4,197,169
        Work in process                      2,764,515             2,856,394
        Finished goods                      12,307,606            15,578,351
                                          ------------          ------------
        Total inventories                 $ 17,169,191          $ 22,631,914
                                          ============          ============


4.       DEBT

Notes payable and long-term debt consisted of the following:

                                          September 30,           March 31,
                                              2000                   2000
                                          -------------         -------------

        Line of credit                    $ 24,545,271          $ 25,793,720
        Note payable to related party          969,250                    --
        Capital leases                         461,739             1,002,750
                                          ------------          ------------
        Total                               25,976,260            26,796,470
        Less current portion                25,852,561            26,377,638
                                          ------------          ------------
        Long term debt                    $    123,699          $    418,832
                                          ============          ============


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

In October 2000, the Credit Facility was amended to eliminate defaults and to revise the financial covenants. In addition, the $35 million line of credit was reduced to $24.5 million, and is further reduced to $21.0 million effective October 31, 2000, and $17.0 million effective March 31, 2001. The amended Credit Facility bears interest at the prime borrowing rate and expires on September 31, 2001. At September 30, 2000 $24,545,271 was outstanding with an interest rate of 9.25% (the Bank's prime borrowing rate).

Also in October 2000, as a condition of Wells Fargo to execute the amended Credit Facility, the Company sold a $3 million Subordinated Promissory Note (the "Note") to Zatpack, Inc. ("Zatpack"). ZGNA is a wholly owned subsidiary of Zatpack. ZGNA and its wholly owned subsidiary ZBI, collectively own 45% of the outstanding stock of the Company. The Note is subordinate to the Credit Facility, will accrue interest at a rate of 6.5%, is payable in three years and has five-year warrants attached. The warrants permit Zatpack to purchase 992,789 shares of Hauser's common stock at a price of $.5855 per share. The proceeds of the sale of the Note were used by the Company to repay a portion of the line of credit outstanding under the Credit Facility. During June 2000, the Company received an advance of $969,250 against the purchase of the Note.

Subsequent to amending the Credit Facility and repaying a portion of the Credit Facility with the proceeds from the sale of the Note, the Company was in compliance with the financial covenants and borrowing base limitations of the Credit Facility, as amended.

5.       EARNINGS (LOSS) PER SHARE

The Company calculates basic earnings (loss) per share by dividing the net earnings or loss by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is determined by dividing the net earnings or loss by the sum of (1) the weighted average number of common shares outstanding and (2) if not antidilutive, the effect of outstanding warrants and stock options determined utilizing the treasury stock method. For the three and six months ended September 30, 2000, and 1999, all options were excluded from the calculation of diluted loss per share since the result would have been antidilutive.

6.       RELATED PARTY TRANSACTIONS

The Company sells botanical raw materials to ZBI. During the six months ended September 30, 2000 and 1999, sales to ZBI totaled $2,636,659 and $1,505,523, respectively. The related trade accounts receivable due from ZBI totaled $2,384,238 and $1,131 at September 30, 2000 and March 31, 2000, respectively.

In October 2000, the Company sold the Note to Zatpack, Inc. (See Note 4 to the Consolidated Financial Statements.)

7.       OPERATING SEGMENTS

The Company's three business segments are: Natural Products, Technical Services, and Fine Chemicals and Excipients, each having a separate management team and infrastructure offering different products and services, and utilizing different marketing strategies to customers. Included in corporate and other are the results of the Company's paclitaxel related activities, which are being terminated. Selected financial information from the Company's business segments are as follows:


                                                 Three Months Ended September 30, 2000
                               -------------------------------------------------------------------------------
                                   Natural        Technical    Fine Chemicals   Corporate and
                                  Products        Services     and Excipients       Other            Total
                               -------------    ------------   --------------   -------------   --------------

Revenues                       $   4,536,044    $  3,702,825    $   8,866,833   $    265,400    $   17,371,102
Cost of revenues                   4,621,224       3,401,772        7,456,275             --        15,479,271
Gross profit (loss)                  (85,180)        301,053        1,410,558        265,400         1,891,831
Operating expenses                 1,422,790       1,057,051        1,023,803        812,173         4,315,817
(Loss) income from operations     (1,507,970)       (755,998)         386,755       (546,773)       (2,423,986)
Net income (loss)              $  (1,951,553)   $   (815,079)   $     253,668   $   (560,615)   $   (3,073,579)

                                                 Three Months Ended September 30, 1999
                               -------------------------------------------------------------------------------
                                   Natural        Technical    Fine Chemicals   Corporate and
                                  Products        Services     and Excipients       Other            Total
                               -------------    ------------   --------------   -------------   --------------

Revenues                       $   8,282,531    $  4,396,871    $   8,091,572   $  6,612,444    $   27,383,418
Cost of revenues                  10,380,311       3,204,915        6,699,462      3,020,508        23,305,196
Gross profit (loss)               (2,097,780)      1,191,956        1,392,110      3,591,936         4,078,222
Operating expenses                 1,441,179       1,220,106          983,141      1,596,374         5,240,800
(Loss) income from operations     (3,538,959)        (28,150)         408,969      1,995,562        (1,162,578)
Net income (loss)              $  (4,104,470)   $     (6,185)   $     371,073   $  2,000,764    $   (1,738,818)


                                                   Six Months Ended September 30, 2000
                               -------------------------------------------------------------------------------
                                   Natural        Technical    Fine Chemicals   Corporate and
                                  Products        Services     and Excipients       Other            Total
                               -------------    ------------   --------------   -------------   --------------


Revenues                       $  11,494,177    $  7,967,594    $  18,980,700   $    668,270    $   39,110,741
Cost of revenues                  11,702,753       6,747,745       16,540,291             --        34,990,789
Gross profit (loss)                 (208,576)      1,219,849        2,440,409        668,270         4,119,952
Operating expenses                 2,831,937       2,284,215        1,606,054      1,805,419         8,527,625
(Loss) income from operations     (3,040,513)     (1,064,366)         834,355     (1,137,149)       (4,407,673)
Net income (loss)              $  (3,876,708)   $ (1,149,612)   $     647,709   $   (618,855)   $   (4,997,466)


                                                   Six Months Ended September 30, 1999
                               -------------------------------------------------------------------------------
                                   Natural        Technical    Fine Chemicals   Corporate and
                                  Products        Services     and Excipients       Other            Total
                               -------------    ------------   --------------   -------------   --------------


Revenues                       $  13,040,858    $  8,234,975    $  10,336,412   $  9,764,980    $   41,377,225
Cost of revenues                  15,031,518       6,433,921        8,626,554      6,233,479        36,325,472
Gross profit (loss)               (1,990,660)      1,801,054        1,709,858      3,531,501         5,051,753
Operating expenses                 2,437,902       2,208,805        1,165,524      2,342,634         8,154,865
(Loss) income from operations     (4,428,562)       (407,751)         544,334      1,188,867        (3,103,112)
Net income (loss)              $  (5,171,128)   $   (383,103)   $     498,280   $  1,216,606    $   (3,839,345)

See notes to consolidated financial statements.

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

9.       SUBSEQUENT EVENT

In October 2000, the Company sold a parcel of land located in Longmont, CO. The net proceeds of $1,898,126 were used to repay a portion of the line of credit outstanding under the Credit Facility. Additionally, a gain of $1,032,489 was recorded in connection with the sale.

PART 1, ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company operates in three business segments: Natural Products, Technical Services, and Fine Chemicals and Excipients.

RESULTS OF CONTINUING ACTIVITIES:

The results of continuing activities exclude paclitaxel related activities, as discussed in Note 1 to the financial statements. Additionally, the following discussion of results of operations is based on a comparison of fiscal 2001 operating results to the pro forma fiscal 2000 operating data because management believes the merger has made comparison of actual results between quarters meaningless. Pro forma adjustments incorporated into the table below include the operating results of the Contributed Subsidiaries as if the Merger had occurred on April 1, 1999.


                                            Three months ended September 30,                    Six months ended September 30,
                                        ------------------------------------------   ---------------------------------------------
                                              2000                   1999                  2000                    1999
                                        --------------------   -------------------   --------------------   ----------------------
Revenues                                       $ 17,105,702          $ 20,770,974           $ 38,442,471            $ 44,921,857
Cost of Revenues                                 15,479,271            20,284,688             34,990,789              41,130,042
                                        --------------------   -------------------   --------------------   ----------------------
Gross Profit                                      1,626,431               486,286              3,451,682               3,791,815
Operating Expenses                                4,315,817             5,240,800              8,524,493              10,034,636
                                        --------------------   -------------------   --------------------   ----------------------
Loss from Operations                             (2,689,386)           (4,754,514)            (5,072,811)             (6,242,821)
Net Loss                                       $ (3,338,979)         $ (5,330,754)          $ (5,665,736)           $ (7,292,157)
                                        ====================   ===================   ====================   ======================

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999:

REVENUES.  The Company's revenues by product and service are as follows:


                                Three months ended September 30,
                              ------------------------------------
                                    2000                1999
                              -----------------   ----------------
REVENUES:
Natural Products                  $  4,536,044      $  8,282,531
Technical Services                   3,702,825         4,396,871
Fine Chemicals and Excipients        8,866,833         8,091,572
                               ----------------   ---------------
                                  $ 17,105,702      $ 20,770,974
                               ================   ===============


Total revenues decreased by 18% to $17,105,702 in the second quarter of fiscal 2001 from $20,770,974 in the second quarter of the prior fiscal year.

Natural Product revenues decreased by 45% to $4,536,044 in the second quarter of fiscal 2001 from $8,282,531 in the second quarter of the prior fiscal year. The decrease was due to the world-wide oversupply of herbal extracts for manufacturer's of dietary supplements, which has resulted in depressed prices for herbal extracts.

Technical Service revenues decreased by 16% to $3,702,825 in the second quarter of fiscal 2001 from $4,396,871 in the second quarter of the prior fiscal year. The decrease was due to a lack of sales primarily as a result of the delay in entering into new contracts and starting new projects that would be adversely impacted or interrupted by the move of the Technical Services business to a new facility. In addition, a slow down of growth in the dietary supplement industry also contributed to such a decrease.

Fine Chemical and Excipient revenues increased by 10% to $8,866,833 in the second quarter of fiscal 2001 from $8,091,572 in the second quarter of the prior fiscal year. This increase is due primarily to increased sales volume of Fine Chemicals. In July 2000, the Company was informed that its principal excipient supplier, Blanver, had elected to sell products directly, rather than to utilize the Company for marketing and distribution. Sales of Blanver products totaled $1,921,787 and $2,844,763 during the quarters ended September 30, 2000 and 1999, respectively.

GROSS PROFIT. Gross profit increased by 234% to $1,626,431 in the second quarter of fiscal 2001 from $486,286 in the second quarter of the prior year. During the second quarter of the prior year, the Company recorded a charge of $2,767,560 in order to write-down inventories to the lower of cost or market. No such charges were recorded during the second quarter of fiscal 2001. Excluding the impact of such charge, gross profit decreased by 50% from the prior year. Additionally, excluding the impact of the inventory write-downs, the gross profit percentage of 10% in the quarter ended September 30, 2000 has deteriorated from the gross profit percentage of 16% for the same period in the prior year. This decrease can be attributed primarily to reduced prices caused by the world-wide oversupply of herbal extracts.

OPERATING EXPENSES. Operating expenses decreased by 18% to $4,315,817 in the quarter ended September 30, 2000 from $5,240,800 in the same period in the prior year. During the second quarter of the prior year, the Company recorded a charge of $814,000 in connection with post merger severance costs, asset abandonment and reserves for leases on obsolete equipment. Excluding the impact of the above referenced charge, operating expenses decreased by 3% from the prior year. This decrease primarily results from a reduction of general and administrative expenses due to the Company's restructuring and cost containment efforts.

INTEREST INCOME/EXPENSE. Interest expense, net increased by 8% to $620,689 in the quarter ended September 30, 2000 from $576,240 in the same period in the prior year. The increase in interest expense is due to the increased debt levels, combined with higher interest rates in the current year.

COMPARISON OF THE SIX MONTHS ENDED SEPTEMBER 30, 2000 TO THE SIX MONTHS ENDED SEPTEMBER 30, 1999:

REVENUES.  The Company's revenues by product and service are as follows:


                                 Six months ended September 30,
                              ------------------------------------
                                    2000                1999
                              -----------------   ----------------
REVENUES:
Natural Products                  $ 11,494,177      $ 21,072,074
Technical Services                   7,967,594         8,234,975
Fine Chemicals and Excipients       18,980,700        15,614,808
                               ----------------   ---------------
                                  $ 38,442,471      $ 44,921,857
                               ================   ===============


Total revenues decreased by 14% to $38,442,471 in the six months ended September 2000 from $44,921,857 in the same period of the prior fiscal year.

Natural Product revenues decreased by 45% to $11,494,177 in the six months ended September 2000 from $21,072,074 in the same period of the prior fiscal year. The decrease was due to the world-wide oversupply of herbal extracts for manufacturer's of dietary supplements, which has resulted in depressed prices for herbal extracts.

Technical Service revenues decreased by 3% to $7,967,594 in the six months ended September 2000 from $8,234,975 in the same period of the prior fiscal year. The decrease was due to a lack of sales primarily as a result of the delay in entering into new contracts and starting new projects that would be adversely impacted or interrupted by the move of the Technical Services business to a new facility. In addition, a slow down of growth in the dietary supplement industry also contributed to such a decrease.

Fine Chemical and Excipient revenues increased by 22% to $18,980,700 in the six months ended September 2000 from $15,614,808 in the same period of the prior fiscal year. This increase is due primarily to increased sales volume of Fine Chemicals. In July 2000, the Company was informed that its principal excipient supplier, Blanver, had elected to sell products directly, rather than to utilize the Company for marketing and distribution. Sales of Blanver products totaled $4,442,608 and $5,192,984 during the six months ended September 30, 2000 and 1999, respectively.

GROSS PROFIT. Gross profit decreased by 9% to $3,451,682 in the six months ended September 2000 from $3,791,815 in the same period of prior fiscal year. During the second quarter of the prior year, the Company recorded a charge of $2,767,560 in order to write-down inventories to the lower of cost or market. No such charges were recorded during the second quarter of fiscal 2001. Excluding the impact of such charge, gross profit for the six months ended September 2000 decreased by 47% from the prior fiscal year. Additionally, excluding the impact of the inventory write-downs, the gross profit percentage of 9% in the six months ended September 2000 has deteriorated from the gross profit percentage of 15% for the same period in the prior year. This decrease can be attributed primarily to reduced prices caused by the world-wide oversupply of herbal extracts.

OPERATING EXPENSES. Operating expenses decreased by 15% to $8,524,493 in the six months ended September 2000 from $10,034,636 in the same period of the prior fiscal year. During the second quarter of the prior year, the Company recorded a charge of $814,000 in connection with post merger severance costs, asset abandonment and reserves for leases on obsolete equipment. Excluding the impact of the above referenced charge, operating expenses decreased by 8% from the prior year. This decrease primarily results from a reduction of general and administrative expenses due to the Company's restructuring and cost containment efforts.

INTEREST INCOME/EXPENSE. Interest expense, net increased by 62% to $1,190,986 in the six months ended September 2000 from $736,233 in the same period of the prior fiscal year. The increase in interest expense is due to the increased debt levels, combined with higher interest rates in the current year.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Total cash and cash equivalents were $2,214,717 at September 30, 2000, compared to $1,272,875 at March 31, 2000. The Company's primary cash needs are for operations, working capital and capital expenditures.

Cash provided by operating activities for the six months ended September 30, 2000 was $1,061,993. This amount is comprised of a net loss of $4,997,466, offset primarily by non-cash expenditures of $4,413,050, and changes in working capital of $4,080,837.

Cash provided by investing activities is comprised of capital expenditures of $983,986, and proceeds from sale of assets of $1,599,000.

Cash used in financing activities is comprised primarily of changes in the Company's bank line of credit, repayments of long-term debt and proceeds from a note payable to Zatpack, Inc.

In September 2000, the Credit Facility was amended. In accordance with the terms of the amendment, the $35 million line of credit commitment has been reduced to $24.5 million, to $21.0 million effective October 31, 2000, and $17.0 million effective March 31, 2001. The Credit Facility bears interest at the prime borrowing rate and expires on September 30, 2001. All past covenant violations of the Company's Credit Facility were waived by the bank in October 2000 and the Company is currently in compliance with the terms of the amended Credit Facility.

Also in October 2000, the Company sold a $3 million Note to Zatpack. The Note is subordinate to the Credit Facility, will accrue interest at a rate of 6.5%, is payable in three years and has five-year warrants attached. The warrants permit Zatpack to purchase 992,789 shares of Hauser's common stock at a price of approximately $.5855 per share. The proceeds of the sale of the note were used to pay down the line of credit outstanding under the Credit Facility.

The Company expects to meet its liquidity requirements through cash flows from operations and the Credit Facility (see Notes 1 and 4 to the Financial Statements). Management believes that current cash reserves, proceeds from the sale of the Note to Zatpack, the Credit Facility and funds generated from operating activities will be sufficient to meet the Company's liquidity needs within the next twelve months and on a long-term basis.

WORKING CAPITAL. Working capital as of September 30, 2000 was $246,099 as compared to $3,754,120 as of March 31, 2000.

INCOME TAXES. The Company has a net deferred tax asset of approximately $23,500,000 that has been fully reserved for at September 30, 2000. Included in deferred tax assets at September 30, 2000, are federal net operating loss carry forwards of approximately $44,500,000, income tax credits of approximately $659,000 and alternative minimum tax credits of approximately $1,500,000. Although the deferred income taxes have been 100% reserved for, the reserve may be reversed and a related benefit recorded in the future when and if the assets are deemed realizable.

BACKLOG. Backlog of unfilled sales orders was $4,200,00 as of September 30, 2000, compared to $6,300,000 as of March 31, 2000. Backlog consists of unfilled sales orders for Natural Products, Technical Services and Fine Chemicals and Excipients.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of changes in United States interest rates. These exposures are directly related to the Company's fixed and variable rate borrowings used to fund its operations. Additionally, the Company is exposed to market risk because of market price reductions for botanical raw materials and extracts. The Company performs ongoing evaluations regarding the net realizable value of inventory and writes down such inventory as appropriate. Historically and as of September 30, 2000, the Company has not used derivative instruments or engaged in hedging activities.

The interest payable on the Company's revolving line of credit is variable based on the prime rate, and is therefore affected by changes in market interest rates. At September 30, 2000, $24,545,271 was outstanding with an interest rate of 9.25% (the bank's prime borrowing rate). Should the Company be required to obtain financing for the existing line elsewhere, or should the Company's liquidity needs exceed amounts available under this line of credit, the interest rate to replace the credit facilities might be significantly higher. For example, if the interest rate on the Company's line of credit had been 2% higher for its quarter ended September 30, 2000, the Company would have incurred additional interest expense of approximately $123,000, with an associated $.03 increase in the per share loss for the quarter. Therefore, the Company's exposure to changes in interest rates will be significant until such time as its operating results permit it greater access to other lenders and lending instruments on terms equivalent to those available under the Credit Facility.

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

PART 2.
Item 1   Legal Proceedings.

         In March 2000, the United States attorney for the District of New Jersey informed ZetaPharm of a possible civil prosecution based on allegations by the Drug Enforcement Administration (the "DEA") that in 1997 ZetaPharm imported, distributed, and purchased domestically the chemicals pseudoephedrine and ephedrine without registrations required under federal law. No prosecution has been commenced, and ZetaPharm has fully cooperated with the investigation. Currently, ZetaPharm is undergoing an administrative inspection by the DEA, which may be related to the investigation.

         A related criminal prosecution against ZetaPharm in California, which alleged that ZetaPharm had received pseudoephedrine shipments in California in contravention of procedures set forth in the California Health and Safety Code, reached a pre-trial resolution. ZetaPharm plead guilty to a misdemeanor under California law in exchange for a dismissal of a misdemeanor charge against an employee of ZetaPharm.


Item 2   Changes in Securities.

         On October 11, 2000, as a condition of Wells Fargo to execute the amended Credit Facility, the Company sold a $3 million Note to Zatpack. The Note is subordinate to the Credit Facility, will accrue interest at a rate of 6.5%, is payable in three years and has five-year warrants attached. The warrants are immediately exercisable and permit Zatpack to purchase 992,789 shares of Hauser's common stock at a price of $.5855 per share. The proceeds of the sale were used by the Company to repay a portion of the line of credit outstanding under the Credit Facility.

Item 3.  Defaults Upon Senior Securities.

                  None

Item 4.  Submission of Matters to a Vote of Security Holders

                  None

Item 5.  Other Information.

         On October 12, 2000, the Company announced that it had amended its Credit Facility with Wells Fargo and completed the sale of a $3 million Note to Zatpack.

         On October 31, 2000, the Company announced that its shares of Common Stock would be officially delisted from the Nasdaq National Market effective November 1, 2000. The delisting was based upon the Company's lack of compliance with the Nasdaq National Market's listing requirements which call for a minimum bid price of $1.00 and a minimum public float value of $5 million.

         On November 2, 2000, the Company announced that Volker Wypyszyk, former President and Chief Executive Officer of Hauser, Inc., requested the Board of Directors relieve him of his duties as Chief Executive Officer so he could concentrate on restoring the Natural Products Division of the Company to profitability. The Company also announced that Kenneth C. Cleveland was named President and Chief Executive Officer of the Company.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  10.1 Waiver and Amendment No. 2 to the Credit Agreement, dated September 1, 2000, by and between the Company, Wells Fargo and certain other parties.

                  10.2 General Release, dated October 11, 2000, by and between the Company, Wells Fargo and certain other parties.

                  10.3 Amendment No. 1 to the Security Agreement, dated September 1, 2000, by and between the Company, Wells Fargo and certain other parties.

                  10.4 Amendment No. 1 to the Pledge and Security Agreement, dated September 1, 2000, by and between the Company, Wells Fargo and certain other parties.

                  10.5     Form of Borrowing Base Certificate

                  10.6 Waiver and Amendment No. 3 to the Credit Agreement, dated November 13, 2000, by an between the Company, Wells Fargo and certain other parties.

                  10.7 Subordination Agreement, dated as of October 11, by and among the Company, Zatpack & Wells Fargo.

                  Exhibit  27 Financial Data Schedule

                  99.1 Press release announcing the amendment to the Credit Facility and the sale of the Note to Zatpack.

                  99.2 Press release announcing delisting of the Company's common stock from the Nasdaq National Market.

                  99.3 Press release announcing the Company's new chief executive officer.

         (b)      Reports on Form 8-K

                  None

                                    FORM 10-Q

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAUSER, INC.


Date:  November 14, 2000            /S/ KENNETH C. CLEVELAND
                                    --------------------------------------------
                                    Kenneth C. Cleveland
                                    Chief Executive Officer
                                    a principal financial officer