Form 10-Q
period 2000-12-31
HAUSER INC
filed 2001-02-14
CIK 773723

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                    FORM 10-Q


                             QUARTERLY REPORT UNDER
          TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED DECEMBER 31, 2000              COMMISSION FILE NO. 0-17174
                                                                        -------

                                  HAUSER, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                   84-0926801
                --------                          ------------------------------
    (STATE OR OTHER JURISDICTION OF               (I.R.S. IDENTIFICATION NUMBER)
     INCORPORATION OR ORGANIZATION)

 5555 AIRPORT BLVD., BOULDER, COLORADO                          80301
----------------------------------------          ------------------------------
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
                                  Yes  X    No
                                      ---      ---


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value                              4,959,515
----------------------------------           -----------------------------------
           Class                                Outstanding at December 31, 2000


Part 1.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  Consolidated Statements of Operations (Unaudited) -
                     Three and nine months ended December 31, 2000 and 1999..........1

                  Consolidated Balance Sheets (Unaudited) -
                     December 31, 2000 and March 31, 2000............................2

                  Consolidated Statements of Cash Flows (Unaudited) -
                     Nine months ended December 31, 2000 and 1999....................3

                  Notes to Consolidated Financial Statements.........................4-11

         Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations............................12-17

Part 2.  OTHER INFORMATION

         Item 1.  Legal Proceedings..................................................18

         Item 2.  Changes in Securities..............................................18

         Item 3.  Defaults Upon Senior Securities....................................18

         Item 4.  Submission of Matters to a Vote of Security Holders................18

         Item 5.  Other Information..................................................18

         Item 6.  Exhibits and Reports on Form 8-K...................................18-19

         SIGNATURE PAGE..............................................................20



-------------------------------------------------------------------------------

HAUSER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS-UNAUDITED
-------------------------------------------------------------------------------


                                             Three months ended December 31,            Nine months ended December 31,
                                        ----------------------------------------   ----------------------------------------
                                                 2000                1999                  2000                1999
                                        -------------------   ------------------   -------------------  -------------------
REVENUES:
  Natural products                             $ 3,865,134          $ 9,120,565          $ 15,359,311          $22,161,423
  Fine chemicals                                 5,319,660            8,319,806            24,300,360           18,557,207
  Technical services                             3,954,872            4,158,332            11,922,466           12,393,307
  Pharmaceuticals                                       -             1,434,675               668,270            9,758,355
                                        -------------------   ------------------   -------------------  -------------------
    Total revenues                              13,139,666           23,033,378            52,250,407           62,870,292
                                        -------------------   ------------------   -------------------  -------------------

COST OF REVENUES:
  Natural products                               3,708,946            7,613,951            15,411,699           19,882,167
  Fine chemicals                                 4,528,482            6,853,764            21,068,773           15,381,307
  Technical services                             3,574,843            3,508,136            10,322,588            9,942,057
  Pharmaceuticals                                       -             1,452,128                    -             9,775,808
  Other costs of revenues                        3,100,000                   -              3,100,000             (768,199)
                                        -------------------   ------------------   -------------------  -------------------
    Total cost of revenues                      14,912,271           19,427,979            49,903,060           54,213,140
                                        -------------------   ------------------   -------------------  -------------------

GROSS PROFIT (LOSS)                             (1,772,605)           3,605,399             2,347,347            8,657,152
                                        -------------------   ------------------   -------------------  -------------------

OPERATING EXPENSES:
  Research and development                         514,040              170,814             1,823,440              639,172
  Sales and marketing                              861,414            1,563,891             2,950,134            3,751,867
  General and administrative                     2,718,452            2,886,748             7,847,957            7,571,279
  Merger related costs                                  -                    -                     -               814,000
                                        -------------------   ------------------   -------------------  -------------------
    Total operating expenses                     4,093,906            4,621,453            12,621,531           12,776,318
                                        -------------------   ------------------   -------------------  -------------------
LOSS FROM OPERATIONS                            (5,866,511)          (1,016,054)          (10,274,184)          (4,119,166)
                                        -------------------   ------------------   -------------------  -------------------

OTHER INCOME (EXPENSE):
  Interest income                                    7,766               19,622                35,456               85,893
  Interest expense                                (576,803)            (543,521)           (1,795,479)          (1,346,025)
  Other income and expense                         250,000              (10,481)              250,000              (10,481)
  Net gain from sale of assets                   1,032,489                   -              1,633,682                   -
                                        -------------------   ------------------   -------------------  -------------------
    Total other (expense) income                   713,452             (534,380)              123,659           (1,270,613)
                                        -------------------   ------------------   -------------------  -------------------

LOSS BEFORE INCOME TAX                          (5,153,059)          (1,550,434)          (10,150,525)          (5,389,779)

INCOME TAX EXPENSE (BENEFIT)                            -                    -                     -                    -

                                        -------------------   ------------------   -------------------  -------------------
NET LOSS                                       $(5,153,059)         $(1,550,434)         $(10,150,525)         $(5,389,779)
                                        ===================   ==================   ===================  ===================

LOSS PER SHARE: BASIC AND DILUTED              $     (1.05)         $     (0.31)         $      (2.08)         $     (1.21)
                                        ===================   ==================   ===================  ===================

WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC AND DILUTED                              4,889,020            5,069,833             4,883,444            4,460,537
                                        ===================   ==================   ===================  ===================

See notes to consolidated financial statements.


-------------------------------------------------------------------------------

HAUSER, INC.

CONSOLIDATED BALANCE SHEETS-UNAUDITED
-------------------------------------------------------------------------------


                                                                                     December 31,           March 31,
ASSETS                                                                                   2000                 2000
------
                                                                                --------------------  --------------------
CURRENT ASSETS:
  Cash and cash equivalents                                                            $    786,930          $  1,272,875
  Accounts receivable, less allowance for doubtful accounts:
    December 31, 2000, $903,329; March 31, 2000, $976,101                                12,560,948            17,052,701
  Inventory, at cost or market                                                           12,366,302            22,631,914
  Prepaid expenses and other                                                              1,501,453               611,897
                                                                                --------------------  --------------------
    Total current assets                                                                 27,215,633            41,569,387
                                                                                --------------------  --------------------

PROPERTY AND EQUIPMENT:
  Land and buildings                                                                      8,820,437             8,753,733
  Laboratory and processing equipment                                                    25,098,863            25,879,426
  Furniture and fixtures                                                                  4,601,797             4,289,140
                                                                                --------------------  --------------------
    Total property and equipment                                                         38,521,097            38,922,299
  Accumulated depreciation and amortization                                             (23,623,427)          (23,237,393)
                                                                                --------------------  --------------------
    Net property and equipment                                                           14,897,670            15,684,906
                                                                                --------------------  --------------------

OTHER ASSETS:
  Goodwill, less accumulated amortization:
    December 31, 2000 $2,588,061; March 31, 2000, $1,742,698                             17,710,879            18,556,242
  Deposits and other                                                                        580,884               249,106
                                                                                --------------------  --------------------
                                                                                       $ 60,405,066          $ 76,059,641
                                                                                ====================  ====================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                     $  5,276,354          $  4,067,144
  Current portion of long-term debt                                                      18,395,524            26,377,638
  Accrued salaries and benefits                                                             965,310             2,391,576
  Deposits                                                                                  723,219               916,870
  Note payable to related party                                                           2,675,283                    -
  Accrued exit costs                                                                        944,272             1,987,214
  Other current liabilities                                                               3,238,283             2,074,825
                                                                                --------------------  --------------------
    Total current liabilities                                                            32,218,245            37,815,267
                                                                                --------------------  --------------------

LONG-TERM DEBT                                                                               12,402               418,832
                                                                                --------------------  --------------------

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value; 50,000,000 shares authorized; shares issued
    and outstanding:  December 31, 2000, 4,959,515; March 31, 2000, 4,811,585                 4,960                 4,812
  Additional paid-in capital                                                             94,752,004            94,252,750
  Accumulated deficit                                                                   (66,582,545)          (56,432,020)
                                                                                --------------------  --------------------
                                                                                         28,174,419            37,825,542
                                                                                --------------------  --------------------
                                                                                       $ 60,405,066          $ 76,059,641
                                                                                ====================  ====================


See notes to consolidated financial statements.


-------------------------------------------------------------------------------

HAUSER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED
-------------------------------------------------------------------------------


                                                                           Nine months ended December 31,
                                                                         -----------------------------------
                                                                                2000              1999
                                                                         ----------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities                                     $ 4,512,117       $   705,254
                                                                         ----------------- -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                          (3,506,235)       (1,254,763)
  Proceeds from sale of assets                                                  3,778,561                -
  Net change in restricted cash                                                        -            567,032
                                                                         ----------------- -----------------
Net cash provided by (used in) investing activities                               272,326          (687,731)
                                                                         ----------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in bank line of credit                                                    -         (6,000,000)
  Net repayments of bank line of credit                                        (7,741,039)               -
  Net proceeds from bank line of credit                                                -          3,624,118
  Proceeds from related party note payable                                      3,000,000                -
  Repayments of long-term debt                                                   (674,514)         (873,426)
  Proceeds from issuance of common stock                                          145,165                -
                                                                         ----------------- -----------------
Net cash used in financing activities                                          (5,270,388)       (3,249,308)
                                                                         ----------------- -----------------

Net decrease in cash and cash equivalents                                        (485,945)       (3,231,785)

Cash and cash equivalents, beginning of period                                  1,272,875         4,117,972
                                                                         ----------------- -----------------

Cash and cash equivalents, end of period                                      $   786,930       $   886,187
                                                                         ================= =================


See notes to consolidated financial statements.


-------------------------------------------------------------------------------

HAUSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2000 AND MARCH 31, 2000 AND FOR THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2000 AND 1999 (UNAUDITED)

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

On June 11, 1999, the Company completed a merger (the "Merger") with three subsidiaries (the "Contributed Subsidiaries") of privately-held Zuellig Group N.A., Inc., ("ZGNA") and its wholly owned subsidiary Zuellig Botanicals, Inc. ("ZBI"). At the closing of the Merger, the Company issued 2,515,349 shares of its common stock to ZGNA and ZBI, which constituted 49% of the Company's then outstanding shares. After the closing, the Company's existing officers and public shareholders owned 51.0% of the combined company, while ZGNA and ZBI collectively owned 49.0%. On December 15, 1999 the number of shares that were issued to ZGNA and ZBI was reduced to 2,193,568 (44% of shares outstanding at December 31, 2000) in accordance with the terms of the Merger. Simultaneously with the Merger, the Company effected a one-for-four reverse stock split. The reverse stock split was implemented in order to satisfy NASDAQ's listing requirements. All share and per share information has been adjusted for the reverse stock split.

In October 2000, the Company contributed its laboratory assets operated by its Hauser Laboratories division to the Company's newly formed, wholly owned subsidiary, Hauser Technical Services, Inc. ("HTS"). Simultaneous with the asset contribution, the Company merged Shuster Laboratories with and into HTS. Currently, the Company's laboratory and technical services business is owned and operated by HTS.

The Company has experienced significant losses from operations and has violated the financial covenants in its past borrowing agreements. The operating losses in prior years have resulted primarily from the failure of customers purchasing the Company's paclitaxel product to renew their purchase contracts and in the current year from a worldwide oversupply of dietary supplement products. The Company has responded by terminating the production of paclitaxel; reducing its operating costs through closure of the Wilcox operations; substantially reducing manufacturing costs while increasing manufacturing efficiencies; consolidating its technical services operations; and restructuring its administrative activities. In December 2000, the Company announced its intention to sell HTS. The sale will permit the Company to focus its resources on the production and sale of bulk herbal extracts and nutritional supplements, including the development of new products, and the distribution of fine chemicals to dietary supplement manufacturers.


-------------------------------------------------------------------------------

In connection with the Merger, Wells Fargo Bank, N.A. ("Wells Fargo") provided a $35.0 million line of credit and a $10.0 million fixed asset line (the "Credit Facility") in support of the merged companies. As part of the Merger, the Company repaid approximately $21.0 million in bank debt of Contributed Subsidiaries with proceeds from the Credit Facility. The Credit Facility is collateralized by all of the Company's assets. In October 2000, the Credit Facility was amended to eliminate defaults and to revise the financial covenants. In addition, the $35 million line of credit was reduced to $24.5 million, was further reduced to $21.0 million effective October 31, 2000, and will be reduced to $17.0 million effective March 31, 2001. The amended Credit Facility bears interest at the prime borrowing rate and expires on September 30, 2001.

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

Management believes that cash flow generated through operations, the restructured Credit Facility and Note will enable the Company to continue operations during fiscal 2001.

On November 1, 2000, the Company announced that the Common Stock was delisted from the Nasdaq National Market. The delisting is based upon the Company's lack of compliance with the Nasdaq National Market's listing requirements, which call for a minimum bid price of $1.00 and a minimum public float value of $5 million. The Company's common stock is now traded in the over-the-counter market and quoted on the OTC Bulletin Board ("OTCBB"). The OTCBB is a regulated quotation service that displays real-time quotes and last-sale price and volume information in over the counter ("OTC") equity securities.

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


                                             Three Months Ended December 31,                    Nine Months Ended December 31,
                                       -------------------------------------------       -----------------------------------------
                                               2000                    1999                    2000                     1999
                                       -------------------       -----------------       -----------------        ----------------
Revenues                                    $13,139,666              $21,598,703             $ 51,582,137             $66,520,560
Loss from operations                         (5,866,511)                (998,601)             (10,942,454)             (7,241,422)
Net loss                                    $(5,153,059)             $(1,532,981)            $(10,821,927)            $(8,825,138)
Basic and diluted loss per share            $     (1.05)             $     (0.31)            $      (2.22)            $     (1.81)


DISCONTINUANCE OF PACLITAXEL ACTIVITIES
Prior to the Merger, in the third quarter fiscal 1999, the Company discontinued the manufacture and sale of paclitaxel. In the quarter ended January 31, 1999, the Company incurred a one-time charge to earnings of $25,600,000. During fiscal 2000, the Company reversed approximately $4,000,000 of the charge to earnings taken in fiscal 1999 principally because of a favorable settlement of its yew tree


-------------------------------------------------------------------------------
cultivation agreements. The charge and paclitaxel revenues and cost of sales have been included in the continuing operations because paclitaxel activities did not constitute a separate business segment of the Company. In February 1999, the Company signed a purchase agreement for the sale of its paclitaxel inventory as part of the planned closure of the paclitaxel business. Under the purchase agreement and from other sales of paclitaxel, the Company has received $11,708,557 through December 31, 2000. The Company has negotiated settlement of its yew tree cultivation agreements and termination of a multi year non-exclusive agreement to supply paclitaxel to a customer. The Company has substantially completed its exit from the paclitaxel business as of December 31, 2000.

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

The following analysis provides a summary of the liabilities established as a result of the above referenced items, and subsequent activity to such reserves through December 31, 2000:

                                            Reserve Balance              Expenses Paid                 Reserve Balance
                                             March 31, 2000       April 1 - December 31, 2000         December 31, 2000
                                           -------------------------------------------------------------------------------
Lease termination                              $1,467,455                 $  (667,303)                     $800,152
Employee severance                                194,000                    (194,000)                           -
Paclitaxel                                        325,759                    (181,639)                      144,120
                                           ------------------           -----------------                -------------
Total                                          $1,987,214                 $(1,042,942)                     $944,272
                                           ==================           =================                =============



Management believes that the reserve balance at December 31, 2000 is adequate to cover remaining costs relating to the discontinuance of paclitaxel, the liquidation of Wilcox and the closure of Shuster's Smyrna facility.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of December 31, 2000, and the results of its operations and its cash flows for the three and nine month periods ended December 31, 2000 and 1999. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain fiscal 2000 amounts have been reclassified to conform to the fiscal 2001 presentation.

BASIS OF CONSOLIDATION - The accompanying financial statements include the accounts of Hauser and its wholly owned subsidiaries: Botanicals International Extracts, Inc. ("BIE"), HTS, Wilcox and


-------------------------------------------------------------------------------

ZetaPharm, Inc. ("ZetaPharm"). All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements. Actual results could differ from those estimates.

The Company has incurred significant losses from operations that it believes will be curtailed by the results of the restructuring activities entered into in fiscal 2000 and 2001. If the results of the restructuring activities are not as effective as anticipated by management, or if market prices for the Company's products do not recover as expected, it is possible that the Company will recognize an impairment charge related to its $17.7 million goodwill balance in the future. Further, the Company is evaluating the estimated remaining life of its goodwill and it is also reasonably possible that the life will be shortened in the near future due to the factors described above.

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

Inventories, at cost, are classified as follows:

                                             December 31,            March 31,
                                                2000                   2000
                                         --------------------   -------------------
Raw materials and supplies                       $ 2,327,970           $ 4,197,169
Work in process                                    2,289,262             2,856,394
Finished goods                                     7,749,070            15,578,351
                                         --------------------   -------------------
Total inventories                                $12,366,302           $22,631,914
                                         ====================   ===================



In December 2000, the Company recorded a charge of $3,100,000 in order to write-down inventories to the lower of cost or market, and to reserve for excess quantities on-hand.


4.       DEBT

Notes payable and long-term debt consisted of the following:


-------------------------------------------------------------------------------

                                                  December 31, 2000            March 31, 2000
                                                  ------------------           --------------
 Line of credit                                       $18,052,681                 $25,793,720
 Note payable to related party                          2,675,283                          -
 Capital leases                                           355,245                   1,002,750
                                                  ------------------           --------------
 Total                                                 21,083,209                  26,796,470
 Less current portion                                  21,070,807                  26,377,638
                                                  ------------------           --------------
 Long term debt                                       $    12,402                 $   418,832
                                                  ==================           ==============


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

In October 2000, the Credit Facility was amended to eliminate defaults and to revise the financial covenants. In addition, the $35 million line of credit was reduced to $24.5 million, was further reduced to $21.0 million effective October 31, 2000, and will be reduced to $17.0 million effective March 31, 2001. The amended Credit Facility bears interest at the prime borrowing rate and expires on September 30, 2001. At December 31, 2000 $18,052,681 was outstanding with an interest rate of 9.50% (the Bank's prime borrowing rate).

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

The Company has recorded a discount of $354,237 in connection with the warrants attached to the Note described above. The discount was computed based on the value of the warrants as determined by use of an option pricing model (Black Scholes), and will be amortized to interest expense on a straight-line basis over the term of the Note, through September 2003. Interest expense of $29,520 was recorded for the quarter ended December 31, 2000 in connection with the amortization of the discount.

As of December 31, 2000, the Company was not in compliance with its financial covenants in the Credit Facility. The Company is currently in negotiations with the Bank to further amend the Credit Facility.

5.       EARNINGS (LOSS) PER SHARE

The Company calculates basic earnings (loss) per share by dividing the net earnings or loss by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is determined by dividing the net earnings or loss by the sum of (1) the weighted average number of common shares outstanding and (2) if not antidilutive, the effect of outstanding warrants and stock options determined


-------------------------------------------------------------------------------
utilizing the treasury stock method. For the three and nine months ended December 31, 2000, and 1999, all options were excluded from the calculation of diluted loss per share since the result would have been antidilutive.

6.       RELATED PARTY TRANSACTIONS

The Company sells botanical raw materials to ZBI. During the nine months ended December 31, 2000 and 1999, sales to ZBI totaled $2,914,162 and $3,380,028, respectively. The related trade accounts receivable due from ZBI totaled $1,132,969 and $1,131 at December 31, 2000 and March 31, 2000, respectively.

In October 2000, the Company sold the Note to Zatpack, Inc. (See Note 4 to the Consolidated Financial Statements.)

7.       OPERATING SEGMENTS

The Company's three business segments are: Natural Products, Technical Services, and Fine Chemicals and Excipients, each having a separate management team and infrastructure offering different products and services, and utilizing different marketing strategies to customers. Included in corporate and other are the results of the Company's paclitaxel related activities, which are being terminated. Selected financial information from the Company's business segments are as follows:



-------------------------------------------------------------------------------


                                                                Three Months Ended December 31, 2000
                                    -----------------------------------------------------------------------------------------------
                                        Natural           Technical         Fine Chemicals        Corporate and
                                       Products           Services          and Excipients            Other               Total
                                    --------------      --------------      ----------------     ----------------     -------------
Revenues                             $ 3,865,134         $ 3,954,872          $ 5,319,660           $        -         $ 13,139,666
Cost of revenues                       6,808,946           3,574,843            4,528,482                    -           14,912,271
Gross profit (loss)                   (2,943,812)            380,029              791,178                    -            1,772,605
Operating expenses                     1,171,893           1,358,679              596,033               967,301           4,093,906
(Loss) income from operations         (4,115,705)           (978,650)             195,145              (967,301)         (5,866,511)
Net income (loss)                    $(4,443,442)        $(1,063,246)         $   330,828           $    22,801        $ (5,153,059)


                                                                Three Months Ended December 31, 1999
                                    -----------------------------------------------------------------------------------------------
                                        Natural           Technical         Fine Chemicals        Corporate and
                                       Products           Services          and Excipients            Other               Total
                                    --------------      --------------      ----------------     ----------------     -------------
Revenues                             $ 9,120,565         $ 4,158,332          $ 8,319,806           $ 1,434,675        $ 23,033,378
Cost of revenues                       7,613,951           3,508,136            6,853,764             1,452,128          19,427,979
Gross profit (loss)                    1,506,614             650,196            1,466,042               (17,453)          3,605,399
Operating expenses                     1,461,895           1,169,800            1,077,764               911,994           4,621,453
(Loss) income from operations             44,719            (519,604)             388,278              (929,447)         (1,016,054)
Net income (loss)                    $  (464,763)        $  (526,255)         $   365,717           $  (925,133)       $ (1,550,434)



                                                                Nine Months Ended December 31, 2000
                                    -----------------------------------------------------------------------------------------------
                                        Natural           Technical         Fine Chemicals        Corporate and
                                       Products           Services          and Excipients            Other               Total
                                    --------------      --------------      ----------------     ----------------     -------------
Revenues                             $15,359,311         $11,922,466          $24,300,360           $   668,270        $ 52,250,407
Cost of revenues                      18,511,699          10,322,588           21,068,773                    -           49,903,060
Gross profit (loss)                   (3,152,388)          1,599,878            3,231,587               668,270           2,347,347
Operating expenses                     4,003,830           3,642,894            2,202,087             2,772,720          12,621,531
(Loss) income from operations         (7,156,218)         (2,043,016)           1,029,500            (2,104,450)        (10,274,184)
Net income (loss)                    $(8,320,150)        $(2,212,838)         $   978,537           $  (596,054)       $(10,150,525)



                                                                Nine Months Ended December 31, 1999
                                    -----------------------------------------------------------------------------------------------
                                        Natural           Technical         Fine Chemicals        Corporate and
                                       Products           Services          and Excipients            Other               Total
                                    --------------      --------------      ----------------     ----------------     -------------
Revenues                             $22,161,423         $12,393,307          $18,577,207           $ 9,758,355        $ 62,870,292
Cost of revenues                      22,649,727           9,942,057           15,381,307             6,240,049          54,213,140
Gross profit (loss)                     (488,304)          2,451,250            3,175,900             3,518,306           8,657,152
Operating expenses                     3,899,797           3,378,605            2,243,288             3,254,628          12,776,318
(Loss) income from operations         (4,388,101)           (927,355)             932,612               263,678          (4,119,166)
Net income (loss)                    $(5,640,149)        $  (909,358)         $   863,997           $   295,731        $ (5,389,779)



Included in Corporate other income for the quarter ended December 31, 2000 is a net gain from the sale of land in the amount of $1,032,489. Additionally, Fine Chemicals and Excipient other income of $250,000 was recorded in connection with the termination of ZetaPharm's distribution agreement with its principal excipient supplier, Blanver.

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


-------------------------------------------------------------------------------

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




-------------------------------------------------------------------------------

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


                                         Three Months Ended December 31,                    Nine Months Ended December 31,
                                   ------------------------------------------         ------------------------------------------
                                          2000                     1999                     2000                      1999
                                   -----------------         ----------------         ----------------          -----------------
Revenues                                $13,139,666              $21,598,703             $ 51,582,137                $66,520,560
Cost of Revenues                         14,912,271               17,975,851               49,903,060                 59,105,893
                                   -----------------         ----------------         ----------------          -----------------
Gross Profit                             (1,772,605)               3,622,852                1,679,077                  7,414,667
Operating Expenses                        4,093,906                4,621,453               12,621,531                 14,656,089
                                   -----------------         ----------------         ----------------          -----------------
Loss from Operations                     (5,866,511)                (998,601)             (10,942,454)                (7,241,422)
Net Loss                                $(5,153,059)             $(1,532,981)            $(10,821,927)               $(8,825,138)
                                   =================         ================         ================          =================


COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2000 TO THE THREE MONTHS ENDED DECEMBER 31, 1999:

REVENUES.  The Company's revenues by product and service are as follows:


                                                       Three Months Ended December 31,
                                               -------------------------------------------
                                                        2000                      1999
                                               ------------------  -----------------------
Natural Products                                     $ 3,865,134              $ 9,120,565
Technical Services                                     3,954,872                4,158,332
Fine Chemicals and Excipients                          5,319,660                8,319,806
                                               ------------------        -----------------
                                                      $13,139,666             $21,598,703
                                               ==================        =================


Total revenues decreased by 39% to $13,139,666 in the third quarter of fiscal 2001 from $21,598,703 in the third quarter of the prior fiscal year.


-------------------------------------------------------------------------------

Natural Product revenues decreased by 58% to $3,865,134 in the third quarter of fiscal 2001 from $9,120,565 in the third quarter of the prior fiscal year. The decrease was due to the world-wide oversupply of herbal extracts for dietary supplements, which has resulted in depressed prices for herbal extracts. In addition, the Company made the decision to close the Wilcox facility in March 2000. The decrease in Wilcox sales accounts for approximately 51% of the total decrease in Natural Product revenues.

Technical Service revenues decreased by 5% to $3,954,872 in the third quarter of fiscal 2001 from $4,158,332 in the third quarter of the prior fiscal year. In November 2000, HTS moved its facility from Quincy, MA to Canton, MA. The decrease in Technical Service revenues was due to a lack of sales primarily as a result of the delay in entering into new contracts and starting new projects because of the move of the Shuster Laboratories division of HTS to a new facility. In addition, a slow down of growth in the dietary supplement industry also contributed to such a decrease.

Fine Chemical and Excipient revenues decreased by 36% to $5,319,660 in the third quarter of fiscal 2001 from $8,319,806 in the third quarter of the prior fiscal year. In July 2000, the Company was informed that its principal excipient supplier, Blanver, had elected to sell products directly. Accordingly, excipient sales have decreased significantly from the prior year. Sales of Blanver products totaled $0 and $2.9 million during the quarters ended December 31, 2000 and 1999, respectively.

GROSS PROFIT. Gross profit decreased by 149% to ($1,772,605) in the third quarter of fiscal 2001 from $3,622,852 in the third quarter of the prior year. During the third quarter of the current year, the Company recorded a charge of $3,100,000 in order to write-down inventories to the lower of cost or market, and to reserve for excess quantities on-hand. No such charge was recorded during the third quarter of fiscal 2000. Excluding the impact of such charge, gross profit decreased by 63% from the prior year. Additionally, excluding the impact of the inventory write-downs, the gross profit percentage of 10% in the quarter ended December 31, 2000 has deteriorated from the gross profit percentage of 17% for the same period in the prior year. This decrease can be attributed primarily to reduced prices caused by the world-wide oversupply of herbal extracts.

OPERATING EXPENSES. Operating expenses decreased by 11% to $4,093,906 in the quarter ended December 31, 2000 from $4,621,453 in the same period in the prior year. This decrease primarily results from a reduction of general and administrative expenses due to the Company's restructuring and cost containment efforts.

INTEREST INCOME/EXPENSE. Interest expense, net increased by 9% to $569,037 in the quarter ended December 31, 2000 from $523,899 in the same period in the prior year. The increase in interest expense is due to the increased debt levels, combined with higher interest rates in the current year.

OTHER INCOME/EXPENSE. Other income/(expense) increased to $1,282,489 in the quarter ended December 31, 2000 from ($10,481) in the same period in the prior year. The increase from the prior year is due primarily to a net gain on the sale of land of $1,032,489. In addition, the Company received $250,000 from Blanver in connection with the termination of its agreement with ZetaPharm.


-------------------------------------------------------------------------------

COMPARISON OF THE NINE MONTHS ENDED DECEMBER 31, 2000 TO THE NINE MONTHS ENDED DECEMBER 31, 1999:

REVENUES.  The Company's revenues by product and service are as follows:

                                                      Nine Months Ended December 31,
                                               -------------------------------------------
                                                       2000                     1999
                                               ------------------        -----------------
Natural Products                                     $15,359,311              $30,192,639
Technical Services                                    11,922,466               12,393,307
Fine Chemicals and Excipients                         24,300,360               23,934,614
                                               ------------------        -----------------

                                                     $51,582,137              $66,520,560
                                               ==================        =================


Total revenues decreased by 23% to $51,582,137 in the nine months ended December 2000 from $66,520,560 in the same period of the prior fiscal year.

Natural Product revenues decreased by 49% to $15,359,311 in the nine months ended December 2000 from $30,192,639 in the same period of the prior fiscal year. The decrease was due to the world-wide oversupply of herbal extracts for dietary supplements, which has resulted in depressed prices for herbal extracts. In addition, the Company made the decision to close the Wilcox facility in March 2000. The decrease in Wilcox sales accounts for approximately 11% of the total decrease in Natural Product revenues.

Technical Service revenues decreased by 4% to $11,922,466 in the nine months ended December 2000 from $12,393,307 in the same period of the prior fiscal year. The decrease was due to a lack of sales primarily as a result of the delay in entering into new contracts and starting new projects resulting from the move of the Shuster Laboratories division of HTS to a new facility. In addition, a slow down of growth in the dietary supplement industry also contributed to such a decrease.

Fine Chemical and Excipient revenues increased by 2% to $24,300,360 in the nine months ended December 2000 from $23,934,614 in the same period of the prior fiscal year. This increase is due primarily to increased sales volume of Fine Chemicals. In July 2000, the Company was informed that its principal excipient supplier, Blanver, had elected to sell products directly. Thus, the increase in Fine Chemical revenues was offset by a significant decrease in sales of excipients. Sales of Blanver products totaled $4.4 million and $8.1 million during the nine months ended December 31, 2000 and 1999, respectively.

GROSS PROFIT. Gross profit decreased by 77% to $1,679,077 in the nine months ended December 2000 from $7,414,667 in the same period of prior fiscal year. During the nine months ended December 2000 and 1999, the Company recorded charges to write-down inventories to the lower of cost or market, and to reserve for excess quantities in the amount of $3,100,000 and $2,767,560, respectively. Excluding the impact of these charges, gross profit for the nine months ended December 2000 decreased by 53% from the prior fiscal year. Additionally, excluding the impact of the inventory write-downs, the gross profit percentage of 9% in the nine months ended December 2000 has deteriorated from the gross


-------------------------------------------------------------------------------
profit percentage of 15% for the same period in the prior year. This decrease is attributed primarily to reduced prices caused by the world-wide oversupply of herbal extracts.

OPERATING EXPENSES. Operating expenses decreased by 14% to $12,618,399 in the nine months ended December 2000 from $14,656,089 in the same period of the prior fiscal year. During the nine months ended December 1999, the Company recorded a charge of $814,000 in connection with post merger severance costs, asset abandonment and reserves for leases on obsolete equipment. Excluding the impact of the above referenced charge, operating expenses decreased by 9% from the prior year. This decrease primarily results from a reduction of general and administrative expenses due to the Company's restructuring and cost containment efforts.

INTEREST INCOME/EXPENSE. Interest expense, net increased by 11% to $1,760,023 in the nine months ended December 2000 from $1,573,235 in the same period of the prior fiscal year. The increase in interest expense is due to the increased debt levels, combined with higher interest rates in the current year.

OTHER INCOME/EXPENSE. Other income/(expense) increased to $1,883,682 in the nine months ended December 31, 2000 from ($10,481) in the same period in the prior year. The increase from the prior year is due primarily to a net gain on the sale of land of $1,633,682. In addition, the Company received $250,000 from Blanver in connection with the termination of its agreement with ZetaPharm.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Total cash and cash equivalents were $786,930 at December 31,2000, compared to $1,272,875 at March 31, 2000. The Company's primary cash needs are for operations, working capital and capital expenditures.

Cash provided by operating activities for the nine months ended December 31, 2000 was $4,512,117. This amount is comprised of a net loss of $10,150,525, offset primarily by non-cash expenditures of $4,918,985, reductions in accounts receivable and inventory of $4,080,034 and $6,843,370, respectively, and net changes in other working capital of ($1,179,747).

Cash provided by investing activities is comprised of capital expenditures of $3,506,235, and proceeds from sale of assets of $3,778,561.

Cash used in financing activities is comprised primarily of changes in the Company's bank line of credit, repayments of long-term debt and proceeds from a note payable to Zatpack, Inc.

In October 2000, the Credit Facility was amended. In accordance with the terms of the amendment, the $35 million line of credit commitment was reduced to $24.5 million, further reduced to $21.0 million effective October 31, 2000, and will be reduced to $17.0 million effective March 31, 2001. The Credit Facility bears interest at the prime borrowing rate and expires on September 30, 2001. As of December 31, 2000, the Company was not in compliance with its financial covenants in the Credit Facility. The Company is currently in negotiations with the Bank to further amend the Credit Facility.


-------------------------------------------------------------------------------

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

In December 2000, the Company announced its intention to sell HTS. The sale will permit the Company to focus its resources on the production and sale of bulk herbal extracts and nutritional supplements, including the development of new products, and the distribution of fine chemicals to dietary supplement manufacturers.

The Company expects to meet its liquidity requirements through cash flows from operations, the Credit Facility (see Notes 1 and 4 to the Financial Statements), the sale of HTS and operational changes as deemed necessary. Management believes that current cash reserves, proceeds from the sale of the Note to Zatpack, the Credit Facility, funds generated from operating activities and the sale of HTS will be sufficient to meet the Company's liquidity needs within the next twelve months.

WORKING CAPITAL. Working capital as of December 31, 2000 was ($5,002,612) as compared to $3,754,120 as of March 31, 2000.

INCOME TAXES. The Company has a net deferred tax asset of approximately $25,600,000 that has been fully reserved for at December 31, 2000. Included in deferred tax assets at December 31, 2000, are federal net operating loss carry forwards of approximately $49,650,000, income tax credits of approximately $659,000 and alternative minimum tax credits of approximately $1,500,000. Although the deferred income taxes have been 100% reserved for, the reserve may be reversed and a related benefit recorded in the future when and if the assets are deemed realizable.

BACKLOG. Backlog of unfilled sales orders was $4,800,000 as of December 31, 2000, compared to $6,300,000 as of March 31, 2000. Backlog consists of unfilled sales orders for Natural Products, Technical Services and Fine Chemicals and Excipients.

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

The interest payable on the Company's revolving line of credit is variable based on the prime rate, and is therefore affected by changes in market interest rates. At December 31, 2000, $18,052,681 was outstanding with an interest rate of 9.50% (the bank's prime borrowing rate). Should the Company be required to


-------------------------------------------------------------------------------
obtain financing for the existing line elsewhere, or should the Company's liquidity needs exceed amounts available under this line of credit, the interest rate to replace the credit facilities might be significantly higher. For example, if the interest rate on the Company's line of credit had been 2% higher for its quarter ended December 31, 2000, the Company would have incurred additional interest expense of approximately $106,000, with an associated $.02 increase in the per share loss for the quarter. Therefore, the Company's exposure to changes in interest rates will be significant until such time as its operating results permit it greater access to other lenders and lending instruments on terms equivalent to those available under the Credit Facility.

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


-------------------------------------------------------------------------------

PART 2.

Item 1   Legal Proceedings.

         Reference is made to the Company's Report of Form 10Q for the period ended September 30, 2000.

Item 2   Changes in Securities.

         Reference is made to the Company's Report of Form 10Q for the period ended September 30, 2000.

Item 3.  Defaults Upon Senior Securities.

         As of December 31, 2000, the Company was not in compliance with its financial covenants in the Credit Facility. The Company is currently in negotiations with the Bank to amend the Credit Facility. The Company expects to meet its liquidity requirements through cash flows from operations, the Credit Facility and the sale of HTS.

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders held on November 28, 2000, pursuant to the Notice of Annual Meeting of Stockholders and Proxy Statement dated November 7, 2000 each of the eight nominees standing for election (Kenneth
C. Cleveland, Michael C. Davis, Herbert Elish, James Mellor, Robert F. Saydah, Harvey L. Sperry, Dean P. Stull, Ph.D. and Volker Wypyszyk) were elected ad Directors of the Company by a majority of the votes cast in the election.

Item 5.  Other Information.

         Reference is made to the Company's Report of Form 10Q for the period ended September 30, 2000.

         On December 18, 2000, the Company announced its intention to sell Hauser Technical Services, Inc., which consists of Hauser Laboratories and Shuster Laboratories.

         On January 30, 2001, the Company announced that it has reached agreement with the Whitehall-Robins Healthcare division of American Home Products Corporation (NYSE: AHP) to jointly develop a new dietary supplement.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  99.1 Press release announcing the Company's intent to sell Hauser Technical Services, Inc.


-------------------------------------------------------------------------------

                  99.2 Press release announcing the agreement with Whitehall-Robins Healthcare division of American Home Products Corporation.

(b)      Reports on Form 8-K

                  None


-------------------------------------------------------------------------------

                                    FORM 10 Q

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAUSER, INC.


Date:  February 14, 2001                    /s/ KENNETH C. CLEVELAND
                                            Kenneth C. Cleveland
                                            Chief Executive Officer


Date:  February 14, 2001                   /s/ TERRY FEIT
                                            Terry L. Feit
                                            Secretary/Treasurer