Form 10-K
period 2001-03-31
HAUSER INC
filed 2001-07-16
CIK 773723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-K
ANNUAL REPORT PURSUANT
TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2001	Commission File No. 0-17174

HAUSER, INC.
(Exact name of Registrant as specified in its charter)

Delaware	84-0926801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5555 Airport Blvd., Boulder, Colorado	80301
(Address of principal executive offices)	(Zip Code)

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

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$1,716,964 as of June 30, 2001

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value	5,718,782
Class	Outstanding at June 30, 2001

PART I

Item 1.  Business

GENERAL DEVELOPMENT OF BUSINESS

Hauser, Inc. (“Hauser” or the “Company”) is a leading supplier of natural product extracts, botanical raw materials, and related products to the dietary supplement market in the United States.  Hauser manufactures extracts from botanical raw materials using its proprietary technologies in extraction and purification.  Hauser and its subsidiaries are able to source, process and distribute products to the dietary supplement market including branded product sellers.  The Company also provides interdisciplinary laboratory testing services, chemical engineering services, and contract research and development.  The Company’s services are principally marketed to the pharmaceutical, dietary supplement and food ingredient industries.

The Company provides its interdisciplinary laboratory testing services, chemical engineering services, and contract research and development services through its wholly owned subsidiary, Hauser Technical Services, Inc. (“HTS”).  In June 1999, the Company acquired Wilcox Drug Company, Inc. (“Wilcox”), a supplier of botanical raw materials, Botanicals International Extracts, Inc. (“BIE”), a distributor of bulk dietary supplements, and ZetaPharm, Inc. (“ZetaPharm”), a distributor of bulk fine chemicals, excipients and generic active ingredients.  Each of Wilcox, BIE and ZetaPharm is a wholly owned subsidiary of the Company.

The Company was incorporated under the laws of the State of Delaware in December 1999 as the successor company to a Colorado corporation, Hauser, Inc.  The Company’s predecessor corporation was incorporated in 1996 as the successor company to Hauser Chemical Research, Inc., a Delaware corporation. The Company’s principal offices are located at 5555 Airport Boulevard, Boulder, CO 80301. The Company’s telephone number is (303) 443–4662.

All references to “Hauser” or the “Company” in this Form 10-K mean Hauser, Inc. and its subsidiaries, unless stated otherwise.

DESCRIPTION OF THE BUSINESS

Hauser has expertise in proprietary extraction and purification technologies, which produce purified materials with a readily ascertainable concentration of active ingredients.

Hauser is vertically integrated with the ability to source, process, and distribute bulk ingredients to the manufacturers and marketers of dietary supplements.   In addition, Hauser’s integrated research and development capability and proprietary extraction technology provides customers a full range of solutions to their product needs.

DESCRIPTION OF EACH REPORTABLE INDUSTRY SEGMENT

Natural Products

Natural products include a broad range of natural product extracts that are used in the manufacture of dietary supplements. Hauser’s natural product extracts are dietary supplements, which may be consumed in liquids, capsules, tablets, or as ingredients in processed foods. The Company has several proprietary products including:  RoseOx® and RoseEssential Plus™, two rosemary based antioxidants, TT550™, a ginger based anti-nausea product and NaturSpan®, a time release extract line for once a day dosing and better consumer compliance.  Hauser’s natural product extracts are distinguished by the Company’s NaturEnhance™ Natural Ratio™, which assures that the product contains measured concentrations of one or more selected marker compounds, and assures that the level of the active compounds is representative of the product’s natural ratio.

The Company also produces rosemary extracts which protect the flavor and quality of foods and beverages. The Company’s rosemary extracts are oil-soluble and water-soluble oxidation stabilizer products that are marketed under the brand name StabilEnhance®.  Although rosemary has been used for centuries to prevent rancidity of fats and oils, the use of rosemary has been limited by its strong odor and taste, and thus, historically has been limited to applications such as Italian sausage where this flavor is acceptable. Hauser’s process minimizes the objectionable flavor components while retaining rosemary’s preservative characteristics. The Company’s StabilEnhance® product line is a natural way to control flavor-deteriorating oxidation in food products containing fats and oils.

Natural products also include the sale of botanical raw materials.  These raw materials have historically been sold through Wilcox.  During the year ended March 31, 2001, the Company terminated the Wilcox operations, and liquidated its remaining inventories.

Sales of natural products accounted for 32% of total revenues in the fiscal year ended March 31, 2001, and 35% and 38% of total revenues in the 11 months ended March 31, 2000 and fiscal year ended April 30, 1999, respectively.

Technical Services

The Company, through HTS, provides research, development, testing, quality assurance, problem-solving and regulatory consultation services to manufacturers, marketers and retailers of foods, dietary supplements, natural products, pharmaceuticals, household chemicals, personal care, plastic pipe, construction materials, industrial formulations and petroleum products, as well as customers in the medical devices, legal and insurance industries.  HTS also provides contract research, development and testing services to manufacturers of natural and pharmaceutical products.

In December 2000, the Company announced its intention to divest HTS.  The Company believes that the sale of HTS would permit the Company to focus its resources on the production and sale of bulk natural product extracts and nutritional supplements, the development of new clinically supported natural product extracts and the distribution of fine chemicals to dietary supplement manufacturers.

Revenues from Technical Services accounted for 24% of total revenues in the fiscal year ended March 31, 2001, and 19% and 48% of total revenues in the 11 months ended March 31, 2000 and fiscal year ended April 30, 1999, respectively.

Fine Chemicals

Through ZetaPharm, the Company distributes bulk fine chemicals.  Fine chemicals sold by ZetaPharm include bulk vitamins, dietary supplements, over-the-counter pharmaceutical ingredients and food additives. These products are sold to manufacturers and processors of health food, pharmaceuticals, food and beverages, and dietary supplements.

Sales of fine chemicals accounted for 43% of total revenues in fiscal year ended March 31, 2001 and 35% of total revenues in the 11 months ended March 31, 2000.

SOURCES AND AVAILABILITY OF RAW MATERIALS

Historically, the Company has purchased its needed raw materials through a variety of sources. The availability of raw material has been dependent on available habitat, growing conditions and price of the product.

ZetaPharm imports the products that it sells. ZetaPharm suppliers are primarily located in Europe, Asia and South America.

TRADE SECRETS, PATENTS, AND TRADEMARKS

Proprietary protection for the Company’s technology and body of knowledge is extremely important to Hauser’s business. The Company relies on patents, trade secrets and confidentiality agreements, as well as continuing technological innovation, to develop and maintain its competitive position.  The Company believes that it has established a distinct competitive advantage with its proprietary technologies and sophisticated knowledge of the extraction and purification of natural products. This expertise enables the Company to produce products that the Company believes could not be duplicated without the use of the Company’s technologies.

The Company has developed numerous proprietary technologies to process natural raw materials and produce specialized extracts of natural products. The Company’s expertise in analyzing, identifying and measuring low concentration compounds, occurring in natural materials and in process streams, is important to raw material analysis, process development, and process and quality control. Designing a particular process application involves selecting the most appropriate processing steps, determining the proper sequence, and establishing optimum temperature, pressure, solvent and other parameters for each process step. The Company develops variations of its processes based on the nature of the raw material used and the specifications of the desired product.

For example, in the Company’s Dynamic Liquid/Solid ExtractionSM (“DL/SESM”) isolation process, typically the first manufacturing step, is particularly effective at producing liquid extracts from solid natural materials such as roots, bark, seeds and leaves. Relative to conventional methods, DL/SESM produces a higher concentrated extract that can be valuable in itself as a product, or alternatively, can simplify the subsequent steps required to isolate an enriched extract or purified natural chemical.

DL/SESM can capture a broad range of components, such as the top notes of pepper, which improves the quality of the final product. Top notes are the highly volatile chemical components of an extract, such as a flavor, which can easily evaporate, the loss of which reduces the quality or character of the flavor. The Company’s process also ensures that the level of the marker compound in a specific natural product is representative of the botanical natural ratio of all compounds.

The Company’s purification process, Liquid Liquid FocusingSM (“LLFSM”) is highly versatile and can be used in place of more expensive chromatography methods. It is often the method of choice as the second step in a process.

The Company patents technology when appropriate to obtain long-term protection. The Company owns patents for proprietary chemical substances, composition of matter, and manufacturing processes.

The Company has several trademarks and servicemarks either registered or pending, including ColorEnhance™, Customer Connected™, Delivering What Nature Intended®, Hauser Certified Assay®, Invigora™, Natural Ratio™,  NatureEnhance®, Preventia™, RoseOx®, RoseOx660®, StabilEnhance®, TAQA®, NaturSpan® and TT550®.  The servicemarks “Hauser” and “Shuster” have been registered by the Company.

In addition to patents, trademarks and servicemarks, the Company protects its proprietary technology and knowledge through established security practices and confidentiality agreements with employees, consultants, strategic industry participants, and technical advisors.

SEASONAL ASPECTS OF THE COMPANY’S BUSINESS

While the Company purchases inventory throughout the year, a substantial portion of the inventory requirements are purchased during the harvest seasons specific to each crude botanical raw material which begins in August and concludes in December. As a result, inventory and short-term debt have historically been higher in the second and third quarters of the fiscal year.

BACKLOG

For a discussion of customer backlog information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

SIGNIFICANCE OF DEPENDENCE UPON A FEW CUSTOMERS

During fiscal 2001, no customer accounted for 10% of any products produced, or services performed, by the Company.

GOVERNMENT CONTRACTS

No material portion of the Company’s business is subject to renegotiation of profits or termination of contracts at the election of the government.

CUSTOMERS AND COMPETITION

Natural Products

Natural products which are used in the production of extracts are purchased from a large number of suppliers, located primarily in North America, South America, Europe and Asia.  In the United States, companies selling bulk natural products include domestic natural product manufacturers such as PureWorld and Triarco, foreign manufacturers such as Indena and Martin Bauer, and a large number of brokers and distributors selling products that are manufactured worldwide.  The Company competes with these companies for both the purchase of natural products and sales of natural product extracts.

Competition with respect to the purchase of natural products is based primarily on price and competition with respect to the sale of natural product extracts is based primarily on service, product quality and price.

The Company believes that its expertise in the production, marketing and sale of bulk natural products and its extensive regulatory experience, will permit the Company to effectively compete in the sale of these products to manufacturers and marketers of consumer products.

Technical Services

The market for technical services in the United States is large, diverse and highly fragmented. The Company competes with a number of companies depending on the specific type of services provided. Competition is based primarily on quality and service.

The Company’s competitive position depends on its ability to attract and retain scientific and other personnel and its ability to maintain the proprietary nature of its technologies.

Fine Chemicals

The Company competes for sales of bulk fine chemicals with vitamin manufacturers such as Hoffman La Roche and BASF/Takeda.  These competitors sell bulk fine chemicals, manufactured in Europe, into the United States.  Competition with respect to sales of fine chemicals is based on service, product quality and price.

RESEARCH AND DEVELOPMENT

Research and development efforts are generally devoted to five principal areas: (1) development of new technology; (2) application of the Company’s processing technology to new products; (3) improvement of existing processes; (4) semi-synthetic preparation of existing and new biologically active compounds; and (5) development of viable alternate raw materials for natural products extraction and purification.  The Company has spent approximately $2.6 million, $0.8 million and $1.6 million on Company-sponsored research and development in the fiscal year ended March 31, 2001, the eleven months ended March 31, 2000 and the fiscal year ended April 30, 1999, respectively.

GOVERNMENT REGULATIONS

General

The Company’s business is subject to comprehensive regulation throughout the world.  In the United States, the Company’s business is regulated by regulations established by federal agencies such as the Food and Drug Administration ("FDA"), the U.S. Environmental Protection Agency (“EPA”),  the U.S. Bureau of Alcohol, Tobacco and Firearms, the U.S. Drug Enforcement Agency (“DEA”), the U.S. Departments of Interior and Agriculture and various state and local government agencies.

Products manufactured or sold by the Company are defined as “Dietary Supplements” as defined by the Dietary Supplement Health and Education Act (“DSHEA”) and are governed by DSHEA.  DSHEA governs claims and statements of nutritional support regarding dietary supplements.  DSHEA establishes labeling practices regarding quality standards for supplements, including requirements concerning purity, disintegration and compositional specifications and also amends nutrition labeling and nutrient content claim requirements for dietary supplements under the Nutrition Labeling and Education Act of 1990.

The Company is also subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act, and other federal, state, and local statutes and regulations.

Failure to comply with applicable laws, regulations and permits can result in injunctive actions, product seizures, damages and civil and criminal penalties.  Although the Company believes it is in substantial compliance with current applicable federal, state and local regulations, the FDA, the EPA, the Departments of the Interior and Agriculture and other governmental agencies may in the future change existing regulations or adopt additional regulations that may affect the Company’s ability to acquire necessary raw materials, to manufacture natural product extracts, or to develop or manufacture new products.

Environmental Regulations

Because of its ambient emissions of volatile organic compounds, some of which are considered toxic as well as flammable, all of the Company’s facilities are subject to the 1990 Clean Air Act Amendments’ phased–in requirements for such sources.  Emission standards, established by the EPA setting the Maximum Achievable Control Technology and Best Achievable Control Technology, limit hazardous air pollutant emissions from this category of sources, require a comprehensive air emission operating permit, which has been received by the Company, and include related testing and reporting requirements. The Company believes its facilities are in compliance with applicable air pollution control requirements.

PRODUCT LIABILITY INSURANCE

The sale of the Company’s products include an inherent risk that product liability claims may be asserted against the Company. The pharmaceutical industry has experienced increasing difficulty maintaining product liability insurance coverage at reasonable levels, and substantial increases in insurance premium costs have rendered coverage economically impractical in many cases. The Company maintains product liability coverage in an amount that the Company considers to be reasonable. There can be no assurance that the Company will be able to maintain product liability insurance on acceptable terms or that such insurance will provide adequate coverage against potential claims. While the Company has not experienced any product liability claims, if such claims should arise in the future and are resolved against the Company, the Company’s business and prospects could be adversely affected.

EMPLOYEES

As of March 31, 2001, the Company employed 254 employees.

Natural Product Extracts has 12 employees involved with administrative, financial and marketing functions, 36 involved in manufacturing and sourcing of natural products, 8 involved in sales and 11 employees involved with research and development.

Technical Services has 37 people involved in administration, financial and sales and marketing functions, and 144 involved in performing the technical services.

Fine chemicals has 6 employees.  Two each are engaged in sales, customer service and administration.

Item 2.  Properties

As of March 31, 2001, the location and general description of properties owned or leased by the Company are as follows:

Location	Type of Facility	Area/Facility Square Footage	Owned or Leased: If Leased, Expiration Year
Airport Boulevard Boulder, CO	Manufacturing and laboratory facilities; executive and administrative offices	25,298	Leased; 2010
Gunbarrel Boulder, CO	Manufacturing and laboratory facilities	26,426	Owned
Longmont, CO	Manufacturing and warehouse facilities; administrative office	32,052	Owned
Clear Creek, CO	Technical services	18,000	Leased; 2001
Canton, MA	Laboratory facilities; executive and administrative offices	42,000	Leased; 2010
New York, NY	Executive and sales offices	3,300	Leased; 2001

The Company believes that its facilities are in good repair and are suitable for its needs in the foreseeable future.

Item 3.  Legal Proceedings

In March 2000, the United States attorney for the District of New Jersey informed ZetaPharm of a possible civil prosecution based on allegations by the Drug Enforcement Administration (the “DEA”) that in 1997 ZetaPharm imported, distributed, and purchased domestically the chemicals pseudoephedrine and ephedrine without registration required under federal law.  No prosecution has been commenced, and ZetaPharm has fully cooperated with the investigation.  Currently, ZetaPharm is undergoing an administrative inspection by the DEA, which may be related to the investigation.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a shareholder vote during the fourth quarter of the fiscal year ended March 31, 2001.

Part II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

The following table sets forth the high and low bid prices of the Company’s common stock for the periods indicated prior to November, 2000 as reported by the NASDAQ National Market and for the periods indicated after November, 2000 as reported by the Over the Counter Bulletin Board (“OTCBB”).  The quotations presented below reflect inter–dealer prices, without retail mark–up, markdown or commissions and may not necessarily represent actual transactions.

	Year Ended March 31, 2001		Eleven Months Ended March 31, 2000
	High Bid	Low Bid	High Bid	Low Bid
First Quarter	$ 2.56	$ 1.25	$ 11.50	$ 5.31
Second Quarter	1.84	0.59	5.88	2.94
Third Quarter	0.59	0.34	4.50	2.28
Fourth Quarter	0.98	0.44	5.00	2.22

As of June 30, 2001, there were approximately 530 holders of record of the Company’s Common Stock, which numbers do not reflect stockholders who beneficially own Common Stock held in nominee or street name.

In February 2001, the Board of Directors approved a grant of shares of its common stock (the “Restricted Stock”) to certain of its key employees.  In June 2001, the Company issued 520,000 shares of restricted common stock to such employees at no cost to the employee.  As a condition to the issuance, certain of the recipients agreed to cancel options that had previously been granted to them.  If any of the recipients of the Restricted Stock cease to be an employee of the Company prior to May 31, 2004 (the “Restricted Period”), other than due to the death or permanent disability of the recipient, the Restricted Stock will be forfeited to the Company.  The Restricted Stock becomes fully vested and the restrictions imposed thereon lapse on the earlier of the Restricted Period or the death of the recipient.  The price of the stock on the date of the issuance was $0.84.

In February 2001, the Board of Directors of the Company approved the sale of 100,000 shares of its common stock to Kenneth C. Cleveland for $.37 per share. This stock will be subject to similar terms as the Restricted Stock.

As a condition to the issuances of Restricted Stock, the recipients were required to make an 83(b) election with the Internal Revenue Service.  Making an 83(b) election permits each recipient to include the value of stock received as taxable income for the recipient’s current tax year.  The Company has agreed to make a cash payment to each of the recipients equal to the amount necessary to pay tax liabilities resulting from the 83(b) election and the additional tax liability from such payment.  The Company expects the aggregate amount of these payments to be approximately $267,000.

These issuances of Restricted Stock were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).  No underwriters were involved in these transactions.

The Company’s common stock is traded in the over-the-counter market and quoted on the OTCBB under the symbol “HAUS.OB.”  The OTCBB is a regulated quotation service that displays real-time quotes and last–sale price and volume information in over the counter (“OTC”) equity securities.

Dividend Policy

The Company has not paid cash dividends in the past and does not intend to pay cash dividends in the foreseeable future.  In addition, the Company’s Credit Facility, as defined in Item 7 of this Annual Report, restricts the ability of the Company to pay dividends.  See  “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” for a summary of the Credit Facility.  The Company presently intends to retain earnings for use in its business, with any future decision to pay cash dividends dependent upon the Company’s growth, profitability, financial condition, and other factors the Board of Directors may deem relevant.

Item 6.  Selected Financial Data

The following is a summary of selected financial data which the Company believes highlights trends in its financial condition and results of operations. The data is as of and for the Company’s fiscal year ended March 31, 2001, the eleven months ended March 31, 2000, and the fiscal years ended April 30, 1999, 1998 and 1997.

	Year Ended March 31,	Eleven Months Ended March 31,	Year Ended April 30,
	2001	2000	1999	1998	1997
Statement of Operations Data:
Revenues:
Natural product processing	$21,380,902	$28,329,424	$13,826,862	$13,674,832	$6,308,221
Fine Chemicals and Excipients	28,415,694	28,695,223	-	-	-
Technical services	16,246,044	15,442,139	17,220,146	14,507,424	9,034,787
Pharmaceuticals	670,970	8,694,819	5,218,413	3,855,272	9,882,758
Total revenues	66,713,610	81,161,605	36,265,421	32,037,528	25,225,766
Cost of Revenues	63,961,974	78,343,233	48,699,253	24,541,003	20,702,086
Gross profit (loss)	2,751,636	2,818,372	(12,433,832)	7,496,525	4,523,680
Operating expenses	35,444,373	25,772,076	16,874,341	12,142,067	10,565,076
Loss from operations	(32,692,737)	(22,953,704)	(29,308,173)	(4,645,542)	(6,041,396)
Other income (expense):
Interest and other income	391,583	88,371	153,987	315,280	528,424
Interest expense	(2,296,053)	(1,879,465)	(581,920)	(44,931)	(18,947)
Gain (loss) from investments	1,430,396	-	-	361,461	-
Total other income (expense)	(474,074)	(1,791,094)	(427,933)	631,810	509,477
Loss from continuing operations before provision for income taxes	(33,166,811)	(24,744,798)	(29,736,106)	(4,013,732)	(5,531,919)
Provision (benefit) for income taxes	93,862	3,630,057	-	(879,723)	(1,628,993)
Loss from continuing operations	(33,260,673)	(28,374,855)	(29,736,106)	(3,134,009)	(3,902,926)
Loss from discontinued operations	-	-	-	-	2,628,610
Net loss	$(33,260,673)	$(28,374,855)	$(29,736,106)	$(3,134,009)	$(6,531,536)
Loss per share from continuing operations-basic and diluted	$(6.75)	$(6.47)	$(11.36)	$(1.20)	$(1.50)
Loss per share from discontinued operations-basic and diluted	-	-	-	-	(1.01)
Loss per share basic and diluted	$(6.75)	$(6.47)	$(11.36)	$(1.20)	$(2.51)
Weighted average number of shares outstanding	4,929,473	4,388,221	2,617,166	2,609,950	2,597,278

	As of March 31,		As of April 30,
	2001	2000	1999	1998	1997
Balance Sheet Data:
Working capital	$(6,271,503)	$3,754,120	$10,715,970	$16,671,596	$21,162,501
Property and equipment, net	12,699,296	15,684,906	16,571,066	22,344,618	23,186,057
Total assets	37,839,417	76,059,641	49,903,537	68,293,581	66,797,878
Long-term debt	36,335	418,832	486,596	692,733	121,764
Stockholders' equity	5,210,205	37,825,542	30,835,851	60,533,700	63,691,554

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Pursuant to an Agreement and Plan of Merger dated December 8, 1998 (the “Merger Agreement”), the Company completed a merger (the “Merger”) on June 11, 1999 with three subsidiaries of Zuellig Group N.A., Inc. (“ZGNA”) and Zuellig Botanicals, Inc. (“ZBI”).  Two subsidiaries of ZGNA, Wilcox and ZetaPharm, and one subsidiary of ZBI, BIE, merged with three wholly-owned subsidiaries of the Company which were created for the purpose of the Merger.  Wilcox, ZetaPharm and BIE were the surviving corporations and became wholly-owned subsidiaries of the Company as a result of the Merger.

At the closing of the Merger, the Company issued 2,515,349 shares of its common stock to ZGNA and ZBI, which constituted 49% of the Company’s then outstanding shares. On December 15, 1999 the number of shares that were issued to ZGNA was reduced to 2,193,568 (43% of shares outstanding at March 31, 2001) in accordance with the terms of the Merger Agreement.  Simultaneously with the Merger, the Company effected a one-for-four reverse stock split.  All share and per share information has been adjusted for the reverse stock split.

The Company has experienced significant losses from operations.  The operating losses in fiscal year ended 2001 and the eleven months ended March 2000 resulted primarily from a worldwide oversupply of dietary supplement products.  In fiscal years 1999, 1998 and 1997, the operating losses resulted primarily from the failure of customers purchasing the Company’s paclitaxel product to renew their purchase contracts.  In addition, during the year ended March 31, 2001, the Company recorded charges of $4,498,407, $16,481,124 and $1,248,044 to write down inventory, goodwill and impaired fixed assets, respectively.  During the eleven months ended March 31, 2000, the Company recorded a charge to write down inventory in the amount of $10,670,615, which was partially offset by the reversal of a reserve of $3,994,759 established in connection with the Company’s exit from the paclitaxel business.  During the year ended April 30, 1999, a charge in the amount of $25,600,000 was recorded in connection with the Company’s exit from the paclitaxel business.  Since the Merger, the Company has terminated the production of paclitaxel and reduced its operating costs through closure of the Wilcox operations; substantially reduced manufacturing costs while increasing manufacturing efficiencies; consolidated its technical services operations; and restructured its administrative activities.

In connection with the Merger, Wells Fargo Bank, N.A. (“Wells Fargo”) provided a $35.0 million line of credit and a $10.0 million fixed asset line (the “Credit Facility”) in support of the Company.  As part of the Merger, the Company repaid approximately $21.0 million in bank debt of Wilcox, ZetaPharm and BIE with proceeds from the Credit Facility.  The Credit Facility is collateralized by all of the Company’s assets.  In October 2000, the Credit Facility was amended to revise the financial covenants.  In addition, the $35 million line of credit was reduced to $17.0 million effective March 31, 2001.  In March 2001, the Credit Facility was further amended to revise the financial covenants and to change the commitment to $19.0 million effective March 31, 2001, reduced to $17.0 million effective August 15, 2001.  The amended Credit Facility bears interest at the prime borrowing rate and expires on September 30, 2001.

In October 2000, as a condition to Wells Fargo entering into the amendment to the Credit Facility, the Company sold a $3 million Subordinated Promissory Note (the “Note”) to Zatpack, Inc. (“Zatpack”).  ZGNA is a wholly owned subsidiary of Zatpack.  The Note is subordinate to the Credit Facility, accrues interest at a rate of 6.5%, requires no principle or interest payments until its maturity date of October 2003, and has five-year warrants attached.  The warrants permit Zatpack to purchase 992,789 shares of the Company’s common stock at a price of approximately $.5855 per share.  Approximately $2 million of the proceeds of the sale of the Note were used to pay down the Credit Facility.

There can be no assurance that Wells Fargo will agree to renew the Credit Facility on terms acceptable to the Company.   In the event that the Company is unable to successfully negotiate a new credit facility, alternative financing would be required.  There is no assurance that such alternative financing will be available when and if needed by the Company.  If alternative financing is not available, or the terms of the available financing are not acceptable to the Company, the Company would have to delay planned expenditures and/or reduce its level of spending to meet its liquidity needs. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

However, the Company believes that the actions described above, combined with a continued focus on achieving efficiency through increased sales and reduced costs and cost reductions, will enable the Company to sustain operations throughout fiscal 2002.

Effective in fiscal year 2000, the Company changed from an April 30 fiscal year to a March 31 fiscal year.

DISCONTINUED ACTIVITIES

Prior to the Merger, in the third quarter of fiscal 1999, the Company discontinued the manufacture and sale of paclitaxel.  In the quarter ended January 31, 1999, the Company incurred a one-time charge to earnings of $25,600,000.  The charge and paclitaxel revenues and cost of sales have been included in the continuing operations because paclitaxel activities did not constitute a separate business segment of the Company.

In February 1999, the Company entered into a purchase agreement for the sale of its paclitaxel inventory as part of the planned closure of the paclitaxel business. Revenues generated through the sale of remaining paclitaxel inventories during the fiscal year ended March 31, 2001 and the eleven months ended March 31, 2000 totaled $670,970 and $8,694,819, respectively.  As of March 31, 2001, the Company has substantially completed its exit from the paclitaxel business.

RESULTS OF CONTINUING ACTIVITIES

The results of continuing activities exclude paclitaxel, as discussed above.  Additionally, the following discussion of results of operations is based on a comparison of pro forma fiscal year ended March 31, 2001 operating results to the pro forma fiscal years ended March 31, 2000 and 1999 operating data because management believes the Merger has made comparison of actual results between years meaningless.  Pro forma adjustments incorporated into the table below include the operating results of the Contributed Subsidiaries as if the Merger had occurred on April 1, 1998.  Additionally, the pro forma data includes adjustments required to conform all years presented to a March 31 fiscal year end.  This information is unaudited.

	Pro Forma Year Ended March 31,
	2001	2000	1999
Revenues	$66,042,640	$88,978,356	$123,152,624
Cost of Revenues	63,961,974	86,571,633	101,437,348
Gross Profit	2,080,666	2,406,723	21,715,276
Operating Expenses	35,444,373	30,004,101	22,775,119
Loss from Operations	(33,363,707)	(27,597,378)	(1,059,843)
Net Loss	$(33,931,643)	$(33,436,969)	$(2,949,782)

REVENUES. A breakout of the Company’s pro forma revenues by product and service groupings for its continuing activities is as follows:

	Pro Forma Year Ended March 31,
	2001	2000	1999

Natural Products	$21,380,902	$38,012,328	$67,706,852
Technical Services	16,246,044	16,750,234	17,468,456
Fine Chemicals and Excipients	28,415,694	34,215,794	37,977,316
	$66,042,640	$88,978,356	$123,152,624

Total pro forma revenues in 2001 were $66,042,640 compared to $88,978,356 in 2000, a decrease of 26%.  Pro forma revenues were $88,978,356 in 2000 compared to $123,152,624 in 1999, a decrease of 28%.

Pro forma natural products revenues decreased by 44% in 2001 to $21,380,902 from $38,012,328 in 2000. This decrease can be attributed to a reduction in botanical raw material sales, as well as a reduction in sales of natural product extracts.  Sales of botanical raw materials consisted of the liquidation of inventories in connection with the closure of the Wilcox facilities.  Natural product extract sales decreased both with respect to pricing and units.   In 2000, pro forma natural products revenues decreased by 44% to $38,012,328 from $67,706,852 in 1999.  The decrease was due to decreases in sales of both botanical raw materials and natural product extracts.  The significant reduction in natural product raw material sales caused the Company to close the Wilcox facilities in March 2000.  Prior to fiscal 2000, rapid dietary supplement growth resulted in a build-up of inventory levels by dietary supplement manufacturers.  As the growth slowed beginning in 2000, customer demand decreased significantly as customers liquidated inventories. Reduced customer demand in 2000 and 2001 caused prices to decrease, which resulted in revenue reduction for the Company.

Pro forma technical service revenues decreased by 3% in 2001 to $16,246,044 from $16,750,234 in 2000.  This decrease was due to a lack of sales primarily as a result of the move of the Shuster Laboratories division of HTS to a new facility.  In addition, reduced revenues in the dietary supplement industry also contributed to the decrease. In 2000, pro forma technical service revenue decreased by 4% to $16,750,234 from $17,468,456 in 1999.  In 2000, technical services resources were utilized in connection with the Company’s exit from the paclitaxel business, and accordingly, fewer resources were available to generate revenue for the technical service business.

Pro forma fine chemicals revenues decreased by 17% in 2001 to $28,415,694 from $34,215,794 in 2000.  Pro forma fine chemical revenues decreased by 10% in 2000 to $34,215,794 from $37,977,316 in 1999.  In July 2000, the Company was informed that its principal excipient supplier, Blanver, had elected to sell products directly.  Accordingly, excipient sales have decreased significantly from the prior year.  Sales of Blanver products totaled approximately $4.5 million and $10.5 million during 2001 and 2000, respectively.  During 1998, the Company was advised that its principal generic active ingredient supplier had elected to sell its products directly.  As a result, the Company’s generic active ingredient sales decreased significantly in 1999 and were insignificant in 2000.  Sales of other products in the fine chemical segment increased from 1999 to 2000, thus offsetting a portion of the loss of the generic active ingredient sales.

GROSS PROFIT.  Pro forma gross profit decreased by 14% to $2,080,666 in 2001 from $2,406,723 in 2000.  During the pro forma year ended March 31, 2001, the Company recorded a charge to write down inventory in the amount of $4,498,407.  During the pro forma year ended March 31, 2000, the Company recorded a charge to write-down inventory in the amount of $10,670,615, which was partially offset by the reversal of a reserve of $3,994,759 established in connection with termination of yew tree cultivation agreements and the discontinuation of paclitaxel. The inventory write-downs occurred because of market price reductions for both botanical raw materials and natural product extracts.  Additionally, a portion of the inventory write-downs recorded in 2000 related to the closing of the Wilcox facilities.

Excluding the impact of the above referenced items, the Company’s pro forma gross profit as a percentage of revenue decreased to 10% in 2001 from 15% in 2000.  This deterioration is due to reduced sales prices for the Company’s products sold to dietary supplement manufacturers.

Pro forma gross profit decreased by 89% to $2,406,723 in 2000 from $21,715,276 in 1999.  In addition to the net charges discussed above, the decrease in gross profit is attributed to reduced sales volume.  Excluding the impact of the pro forma 2000 charges discussed above, gross profit as a percentage of revenue decreased to 15% in 2000 from 18% in 1999.

OPERATING EXPENSES. Pro forma operating expenses increased by 18% in 2001 from $30,004,101 in 2000 to $35,444,373 in 2001. During the pro forma year ended March 31, 2001, the Company recorded a charge of $16,481,124 to write down the remaining goodwill balance which had been initially recorded in connection with the Merger.  As a result of the decline in the dietary supplement industry, among other factors, the Company deemed the goodwill recorded in connection with the Merger to be impaired. In addition, a charge of $1,248,044 was recorded to write down  fixed assets no longer being utilized in the Company’s operations.  During the pro forma year ended March 31, 2000, the Company recorded a charge in the amount of $814,000 in connection with post-merger severance costs and other one-time merger related expenses.  In addition, the Company incurred charges totaling $2,195,000 in connection with the closure of the Wilcox facilities.  As a result of these closures, a charge of $6,561,009 was recorded to write down the portion of goodwill allocated to Wilcox.  Finally, the Company recorded a charge of $499,891 which relates to closing Shuster’s Smyrna, GA facility. Excluding the impact of the above items, pro forma operating expenses decreased by 8% from 2000.  The decrease is due primarily to a reduction in the number of employees.

Pro forma operating expenses increased by 32% in 2000 from $22,775,119 in 1999 to $30,004,101 in 2000. Included in 1999 pro forma operating expenses is a charge of $1,500,000 recorded in connection with a product warranty issue.  Excluding the impact of the charges described above, pro forma operating expenses decreased by 6% from 1999. The decrease is due primarily to a reduction in the number of employees.

INTEREST EXPENSE. Pro forma interest expense was $2,296,053 in 2001, $2,266,518 in 2000, and $1,889,939 in 1999. The increase in interest expense from 1999 to 2000 is due to increased borrowings.   During 2001, interest expense remained consistent with 2000 levels due to higher effective interest rates on the subordinated debt, partially offset by lower average debt balances.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Total cash and cash equivalents were $616,242 at March 31, 2001, compared to $1,272,875 at March 31, 2000. The Company’s primary cash needs are for operations, working capital and capital expenditures.

Cash provided by operating activities for the year ended March 31, 2001 was $4,007,811 compared to $3,539,198 for the eleven months ended March 31, 2000.  Cash flow used in operations before investments in working capital was $9,430,070 and $5,881,017 for the year and eleven months ended March 31, 2001 and 2000, respectively.  The increase in cash used in operations was primarily the result of the increased loss of $33,260,673 compared to $28,374,855 for year and eleven months ended March 31, 2001 and 2000, respectively.  The reduction in working capital of $13,437,881 for the year ended March 31, 2001 was primarily the result of decreased inventories and receivables of $8,331,341 and $4,283,693, respectively.  This decrease in inventories and receivables was due primarily to the liquidation of excess inventories and the closure of the Wilcox facilities.

Cash provided by investing activities is comprised of proceeds from sale of land held for investment of $3,799,331, partially offset by capital expenditures of $3,514,379. The Company has no significant commitments for capital expenditures in fiscal 2002 or beyond and believes capital expenditures will be consistent with fiscal 2001.  Cash used in investing activities of $2,630,024 for the eleven months ended March 31, 2000 was comprised of capital expenditures of $1,403,689 and merger-related costs of $1,793,367, offset by $567,032 of restricted cash released upon the repayment of existing debt obligations.

Cash used in financing activities is comprised of repayments of the Credit Facility and long-term debt, partially offset by proceeds from the sale of the $3 million Subordinated Promissory Note to Zatpack and proceeds from the issuance of common stock and warrants.

The Company’s Credit Facility will expire on September 30, 2001. There can be no assurance that Wells Fargo will agree to renew the Credit Facility on terms acceptable to the Company.   In the event that the Company is unable to successfully negotiate a new Credit Facility, alternative financing would be required. There is no assurance that such alternative financing will be available when and if needed by the Company. If alternative financing is not available, or the terms of the alternative financing are not acceptable to the Company, the Company would have to delay planned expenditures and reduce its level of spending to meet its liquidity needs. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects to meet its liquidity requirements through cash flows from operations, the Credit Facility and if necessary, reductions of capital expenditures and research and development activities.  The Company believes that current cash reserves, the Credit Facility and funds generated from operating activities will be sufficient to meet the Company’s liquidity needs within the next twelve months and on a long-term basis.

WORKING CAPITAL. Working capital as of March 31, 2001 was ($6,271,503) as compared to $3,754,120 as of March 31, 2000. The change is primarily attributable to the liquidation of receivables and inventories during 2001, combined with a slower rate of reduction in current liabilities.

INCOME TAXES.  The Company’s net deferred income taxes had a net zero balance at March 31, 2001.  Additionally, as of March 31, 2001, the Company had a valuation allowance of approximately $26 million.  Included in gross deferred tax assets at March 31, 2001, are federal and state net operating loss carry forwards of approximately $63.1 million and $67.3 million respectively, income tax credits of approximately $659,000 and alternative minimum tax credits of approximately $1.5 million. Although the deferred income taxes have been fully reserved, the reserve may be reversed and a related benefit recorded in the future when and if the assets are deemed realizable.

BACKLOG. Backlog of unfilled sales orders was $5,700,000 as of March 31, 2001, compared to $6,300,000 as of March 31, 2000.  Backlog consists of unfilled sales orders for Natural Products, Technical Services and Fine Chemicals.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of changes in United States interest rates. These exposures are directly related to the Company’s fixed and variable rate borrowings used to fund its operations. Additionally, the Company is exposed to market risk because of market price reductions for bulk natural products, extracts and fine chemicals.  The Company performs ongoing evaluations regarding the net realizable value of inventory and writes down such inventory as appropriate.  Historically and as of March 31, 2001, the Company has not used derivative instruments or engaged in hedging activities.

The interest payable on the Company’s revolving line of credit is variable based on the prime rate, and is therefore, affected by changes in market interest rates.  At March 31, 2001, $18,554,439 was outstanding with an interest rate of 8.0% (prime).  Should the Company be required to obtain financing for the existing line elsewhere, the interest rate to replace the Credit Facility could be significantly higher.  For example, if the interest rate on the Company’s Credit Facility had been 2% higher for the year ended March 31, 2001, the Company would have incurred additional interest expense of approximately $450,000, with an associated $.09 increase in the per share loss for the year ended March 31, 2001.  Therefore, the Company’s exposure to changes in interest rates will be significant until such time as its operating results permit it to obtain financing on terms equivalent to those available under the Credit Facility.

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

Item 8.  Financial Statements and Supplementary Data

The information required to be presented by this item is presented commencing on page F-1 of this Annual Report on Form 10K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Directors

Kenneth C. Cleveland, 68, has served as Director, President and Chief Executive Officer of the Company since October 2000. He has served as Chief Financial Officer of the Company since July 2000.  Mr. Cleveland is President of Kenneth Cleveland Associates, Inc., a firm that specializes in financial and operational restructuring for businesses.  During 1999, Mr. Cleveland served as President of American Security Distribution, a distributor of door hardware.  From April 1995 through November 1997, Mr. Cleveland served as President of Kroy, Inc., a manufacturer of labeling equipment.  He also serves as a director for Clothestime, Inc., a retailer of women’s apparel.  Mr. Cleveland has served as President and Chief Executive Officer of Zuellig Group, N.A., Inc. since October 2000.

Michael C. Davis, 61, has served as a Director of the Company since December 1999.  Since 1995, Mr. Davis has served as the Chairman and Chief Executive Officer of Interpharma Holdings & Management Corporation, a Philippines corporation which distributes pharmaceutical products in South East Asia.  Prior to joining Interpharma, Mr. Davis was Regional Director of the Australia and South East Asia region for AB Astra Sweden.

Herbert Elish, 67, has served as a Director of the Company since June 1999.  Mr. Elish was the Chief Executive Officer of Weirton Steel Corporation from 1987 to December 31, 1995.  Currently, Mr. Elish is Director of The Carnegie Library of Pittsburgh.

James R. Mellor, 71, has served as a Director of the Company since June 1999.  Mr. Mellor was Chairman and Chief Executive Officer of General Dynamics Corporation before retiring in May 1997.  Currently, Mr. Mellor is a Director of General Dynamics Corporation and Computer Sciences Corporation.  Mr. Mellor also serves as a Director and the Chairman of USEC, Inc., and serves as a Director and Chairman of the Executive Committee of Bergen Brunswig Corporation.

Robert F. Saydah, 73, has served as a Director of the Company since January 1994.  Mr. Saydah retired as a Partner of Heidrick & Struggles, a publicly held international executive search consulting firm, in March 2000 where he had been employed since May 1988.  Mr. Saydah also has held general management positions for the Lederle Laboratories Division of American Cyanamid Company.

Harvey L. Sperry, 71, has served as a Director of the Company since June 1999.  Mr. Sperry is a retired Partner of the law firm of Willkie Farr & Gallagher.  Currently, Mr. Sperry is a Director of Hampshire Group Limited, an apparel manufacturer.

Dean P. Stull, Ph.D., 51, has served as a Director since 1983.  In February of 2000, Dr. Stull assumed the position of Senior Executive Vice President, Technology of the Company.  Dr. Stull was Chief Executive Officer from 1983 to June 1999 and Co-Chief Executive Officer of the Company from June 1999 through February 2000.  Dr. Stull has a Ph.D. in Physical Organic Chemistry.

Volker Wypyszyk, 55, has been a Director since June 1999.  Mr. Wypyszyk currently serves as Senior Executive Vice President of the Company.  From February 2000 to October 2000, Mr. Wypyszyk served as President and Chief Executive Officer of the Company.  From June 1999 to February 2000, Mr. Wypyszyk served as Co-Chief Executive Officer of the Company.  From 1983 until October 1999, Mr. Wypyszyk served as President and Chief Executive Officer of Zuellig Group N.A., Inc.

Executive Officers of the Company

Executive officers are elected by the Board of Directors and hold office until their successors have been duly elected and qualified or until their earlier resignation or removal from office.  The executive officers of the Company as of June 30, 2001 are set forth below.  A brief biography of each executive officer follows (other than Kenneth C. Cleveland, Dr. Dean P. Stull and Volker Wypyszyk whose biographies are set forth above).

Name	Age	Position
Kenneth C. Cleveland	68	Director, President and Chief Executive Officer
Dean P. Stull, Ph.D.	55	Director, Senior Executive Vice President, Technology
Volker Wypyszyk	51	Director, Senior Executive Vice President
Dieter W. Luelsdorf	56	President and Chief Executive Officer of ZetaPharm, Inc.
Peter Hafermann	40	Vice President, Sales and Marketing
Brian E. Hufford	49	Vice President
Terry Feit	35	Vice President, Administration and Chief Accounting Officer

Dieter W. Luelsdorf has served as President and Chief Executive Officer of ZetaPharm, Inc. since July 1989.  Prior to joining ZetaPharm, Mr. Luelsdorf served as general manager of Fine Chemicals for EM, the U.S. affiliate of E. Merck, Darmstadt.

Peter Hafermann has served as Vice President of Sales and Marketing since June 1999.  For the period of May 1997 to June 1999, he served as Vice President of Sales and Marketing for Botanicals International.  Prior to joining Botanicals International, Mr. Hafermann spent 11 years with FMC Corporation’s Food and Pharmaceutical Division.  While at FMC, Mr. Hafermann held several management positions in sales, marketing and business development in Canada, Belgium and the USA.

Brian E. Hufford has served as a Vice President of the Company since February 1999.  For the period from 1996 to 1999, Mr. Hufford served as Executive Vice-President of Operations at Murdock, Madaus, Schwabe, Inc., a large dietary supplement consumer products company.  Prior to 1996, Mr. Hufford was Senior Director-Manufacturing of Schering-Plough Corporation.

Terry L. Feit has served as the Vice President, Administration, and Chief Accounting Officer of the Company since May 2001.  Ms. Feit is responsible for the finance and administration operations at Hauser.  Since 1997, Ms. Feit has been the Controller of Zuellig Group, N.A., Inc.  Prior to joining Zuellig Group N.A., Inc., Ms. Feit was a Manager at Deloitte & Touche LLP.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Section 16(a)”), requires the Company's directors, executive officers and persons who beneficially own more than 10% of the Common Stock of the Company to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of the Company’s Common Stock.  Directors, executive officers and beneficial owners of more than 10% of the Common Stock of the Company are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of such forms furnished to the Company and written representations from the directors, executive officers and greater than 10% beneficial owners, the Company believes that all Section 16(a) filing requirements applicable to the Company’s directors, executive officers and greater than 10% beneficial owners were complied with during fiscal year ended March 31, 2001, except that William E. Coleman, a former director of the Company, was not timely in filing a Form 4 for changes in beneficial ownership that occurred October 13, 2000 and December 19, 2000 and except that Robert F. Saydah was not timely in a filing a Form 4 for changes in beneficial ownership that occurred on November 17, 2000.  The changes in beneficial ownership of each of William E. Coleman and Robert F. Saydah were reported on Form 5 filings on May 15, 2001.

Item 11.  Executive Compensation

The following table provides certain summary information concerning compensation of the Company’s Chief Executive Officer and the four other most highly compensated executive officers of the Company (the "Named Executive Officers") for each of the last three fiscal years.

		Annual Compensation		Long-Term Compensation
Name and Principal Positions	Fiscal Year	Salary ($)	Bonus ($)	Awards Restricted Stock Award(s) ($)	Securities Underlying Options (#)	All Other Compen- sation ($)

Kenneth C. Cleveland (1) Chief Executive Officer and President	2001 2000 1999	$280,000 ─ ─	─ ─ ─	─ ─ ─	─ ─ ─	─ ─ ─

Volker Wypyszyk(2) Senior Executive Vice President	2001 2000 1999	200,000 150,000(3) ─	─ 200,000(4) ─	─ ─ ─	─ 125,000 ─	─ ─ ─

Dean P. Stull, Ph.D. Senior Executive Vice President, Technology	2001 2000 1999	200,000 200,000 200,000	─ 200,000(4) ─	─ ─ ─	─ 125,000 25,001(5)	7,000 7,000 ─

Dieter W. Luelsdorf Chief Executive Officer and President, ZetaPharm, Inc.	2001 2000 1999	150,000 150,000 ─	─ 96,475 ─	─ ─ ─	─ 62,500 ─	─ ─ ─

Brian E. Hufford(6) Vice President, Sales and Marketing	2001 2000 1999	150,000 150,000 36,346(7)	─ 22,500 ─	─ ─ ─	─ 62,500 ─	─ ─ ─

(1)	In August 2000, Kenneth Cleveland Associates, Inc. was hired to provide consulting services to the Company. In October 2000, Mr. Cleveland was appointed by the Board as Chief Executive Officer of the Company. Mr. Cleveland is the President of Kenneth Cleveland Associates, Inc.
(2)	In October 2001, Mr. Wypyszyk became Senior Executive Vice President of the Company. Previously, he served as Chief Executive Officer of the Company.
(3)	Mr. Wypyszyk was employed by the Company beginning on June 11, 1999.
(4)	Messrs. Wypyszyk and Stull were awarded cash bonuses for fiscal year ended March 31, 2000 in accordance with their respective employment agreements.
(5)	Relate to performance options based upon operating income objectives for fiscal 1999.
(6)	Mr. Hufford was employed by the Company on February 10, 1999.
(7)	As of April 30, 1999, Mr. Hufford received $36,346 in compensation.

STOCK OPTION GRANTS IN FISCAL YEAR ENDED MARCH 31, 2001

During the fiscal year ended March 31, 2001, the Company did not grant any options to purchase Common Stock.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR END OPTION VALUES

The following table shows with respect to the Company’s Named Executive Officers, (a) the number of shares exercised during the fiscal year, (b) the dollar value realized upon exercise (c) the total number of unexercised stock options and (d) the aggregate dollar value of in-the-money, unexercised options held at the end of the fiscal year.

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY End (#)		Value of Unexercised In- the-Money Options at FY End ($)
			Exercisable	Unexer- cisable (1)	Exercisable	Unexer- cisable
Kenneth C. Cleveland	─	$—	─	─	$—	$—
Volker Wypyszyk(1) (2)	─	$—	─	125,000	$—	$—
Dean P. Stull, Ph.D(2)	─	$—	59,628	131,000	$—	$—
Dieter W. Luelsdorf(2)	─	$—	─	62,500	$—	$—
Brian E. Hufford	─	$—	─	62,500	$—	$—

(1)	Since October, 2000, Mr. Wypyszyk has served as Senior Executive Vice President of the Company. Previously he served as President and Chief Executive Officer.

(2)	Effective June 22, 2001, Messrs. Wypyszyk, Stull and Luelsdorf agreed to cancel options to purchase 125,000, 125,000 and 62,500 shares of common stock, respectively. See “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.”

The fair market value of Company Common Stock at March 31, 2001, measured as the average between the high and low trade of Common Stock on March 26, 2001, the then most recent date on which the Common Stock traded, was $0.5156 per share.

DIRECTOR COMPENSATION

Non-employee directors of the Company receive annual compensation of $25,000, which is payable quarterly in Common Stock of the Company.  The number of shares to which each non-employee director is entitled is determined by dividing $6,250 by the closing price of the Common Stock on the last trading day of the calendar quarter.  Mr. Elish, as the Chairman of the Board receives additional compensation of $25,000, which is also payable quarterly in Common Stock of the Company.   In fiscal 2001, the Company's non-employee directors purchased a total of 223,825 shares of Common Stock from the Company at an average price of $0.77 per share (100% of fair market value on the date of grant).

EMPLOYMENT CONTRACTS

Dean P. Stull, Ph.D.  Employment Agreement.  On June 11, 1999, the Company and Dr. Dean P. Stull entered into an employment agreement pursuant to which Dr. Stull receives an annual base salary of $200,000 and incentive compensation as determined by the Compensation Committee.  Dr. Stull's employment agreement may be terminated by the Company without cause provided that for a period of 24 months after such termination Dr. Stull receives an amount equal to his salary and incentive compensation paid to him for the prior fiscal year.

Volker Wypyszyk Employment Agreement.  On June 11, 1999, the Company and Volker Wypyszyk entered into an employment agreement pursuant to which Mr. Wypyszyk receives an annual base salary of $200,000 and incentive compensation as determined by the Compensation Committee.  Mr. Wypyszyk's employment agreement may be terminated by the Company without cause provided that for a period of 24 months after such termination Mr. Wypyszyk receives an amount equal to his salary and incentive compensation paid to him for the prior fiscal year.

Kenneth C. Cleveland is a party to an agreement to provide services to the Company.  See “Certain Relationships and Related Transactions” for a summary of this agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal year ended March 31, 2001, Messrs. Coleman, Mellor and Sperry comprised the Company's Compensation Committee. All were non-employee directors. None of the members of the Compensation Committee have ever been officers of the Company.  Mr. Coleman resigned from the Company’s Board of Directors effective July 11, 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of June 30, 2001, information regarding the beneficial ownership of Common Stock by (i) each stockholder who the Company knows owns more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) each executive officer named in the Summary Compensation Table and (iv) all directors and executive officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class

Directors:
Kenneth C. Cleveland(2)	7,500	*
Dean P. Stull, Ph.D(3)	160,623	2.8%
Robert F. Saydah(4)	49,855	*
Herbert Elish(5)	90,190	1.5%
James R. Mellor(6)	47,379	*
Harvey L. Sperry(7)	144,879	2.5%
Volker Wypyszyk(8)	50,625	*
Michael C. Davis(9)	44,185	*

Named Executive Officers:
Dieter W. Luelsdorf(10)	50,000	*
Brian E. Hufford(11)	─	*

All Officers and Directors as a Group: (12 persons)	725,236	13.0%

5% Shareholders:
ZatPack Inc. (12)(13)	3,186,215	55.7%

* Indicates less than 1%.
(1)	Includes the following number of shares which could be acquired within 60 days through the exercise of stock options: Dr. Stull, 63,128 shares; Mr. Saydah, 4,170 shares and all directors and officers as a group, 70,560 shares.
(2)	Mr. Cleveland’s address is 2550 El Presidio Street, Long Beach, CA 90810.
(3)	Mr. Stull’s business address is 5555 Airport Boulevard, Boulder, CO 80301.
(4)	Mr. Saydah's address is 2493 Biltmore Drive, Alamo, CA 94507.
(5)	Mr. Elish's address is 4400 Forbes Avenue, Pittsburgh, PA 15231.
(6)	Mr. Mellor's address is 32161 South Coast Highway, Laguna Beach, CA 92651.
(7)	Mr. Sperry's address is 787 Seventh Ave., New York, NY 10019.
(8)	Mr. Wypyszyk's address is 2550 El Presidio St., Long Beach, CA 90810.
(9)	Mr. Davis’s address is 3/F Zuellig Bldg., Sen.Gil Puyat Ave., Makati City 1265 Philippines.
(10)	Mr. Luelsdorf’s address is 70 West 36th Street, New York, NY 10018.
(11)	Mr. Hufford’s address is 2948 Sand Dollar Court, Longmont, CO 80503.
(12)	Includes immediately exercisable warrants to purchase 992,789 shares, 988,471 shares owned by ZGNA, a wholly owned subsidiary of Zatpack Inc., an international business company organized under the laws of the British virgin Islands ("Zatpack"), and 1,204,955 shares owned by ZBI, a wholly owned subsidiary of ZGNA. Zatpack has 100 shares of common stock issued and outstanding, which is divided into three classes. 49 shares of Zatpack Class A common stock are held by the Stephen Zuellig Issue Trust for the benefit of Stephen Zuellig's descendants. 49 shares of Zatpack Class B common stock are held by the Gilbert Zuellig Issue Trust for the benefit of Gilbert Zuellig's descendants. 2 shares of Zatpack Class C common stock are held by the Peter Zuellig and Thomas Zuellig Trust for the benefit of Peter Zuellig, the eldest son of Stephen Zuellig, and Thomas Zuellig, the eldest son of Gilbert Zuellig. The trustee for each trust is the Bermuda Trust Company.
(13)	Zatpack’s address is Craig Muir Chambers, P.O. Box 71, Road Town, Tortola, British Virgin Islands.

Item 13.  Certain Relationships and Related Transactions.

The Company and ZBI are parties to an agreement regarding employees dated June 11, 1999 pursuant to which certain employees will provide sales and marketing services to ZBI and the Company and be employed and compensated by the Company and ZBI, respectively, when performing such services.

On June 11, 1999, the Company, ZGNA and ZBI entered into a Governance Agreement, pursuant to which each party agreed to take all action within their power to cause the Board of Directors to consist of nine directors, three of which are to be designated by the directors who served on the Board immediately prior to the Merger (the “Continuing Directors”), three of which are to designated by ZGNA (the “ZGNA Directors”) and three of which shall be independent (the “Independent Directors”).  In addition, pursuant to the Governance Agreement, ZGNA is required to vote shares of Common Stock beneficially owned by it to elect any successors designated by a majority of the remaining Continuing Directors if a Continuing Director resigns and to elect any successors designated by a majority of the remaining Independent Directors if an Independent Director resigns.  The Governance Agreement terminates on the earlier of June 11, 2004 and the date on which ZGNA ceases to beneficially own at least 20% of the outstanding Common Stock.  In June, 2000, Rudolfo C. Bryce, an Independent Director, resigned from the Board of Directors.  As of June 30, 2001, the remaining Independent Directors had not nominated a replacement director.  In July, 2000, William E. Coleman, a Continuing Director, resigned from the Board of Directors.  As of June 30, 2001, the remaining Continuing Directors had not nominated a replacement director.

ZatPack, the parent corporation of ZBI and ZGNA, holds a $3 million Subordinated Promissory Note (the “ZatPack Note”) of the Company.  The ZatPack Note is subordinate to the Company’s credit facility with Wells Fargo Bank, N.A.  The ZatPack Note accrues interest at 6.5%, is payable in three years and has five year warrants attached.  The warrants permit ZatPack to purchase 992,789 shares of common stock at a price of $0.5855 per share.

The Company, Kenneth Cleveland Associates, Inc., a company that specializes in advising businesses with respect to both financial and operational restructuring (the “Contractor”), and Kenneth C. Cleveland have entered into an agreement to provide services to the Company.  Pursuant to this agreement, the Contractor has agreed to provide services to the Company, which services consist of Mr. Cleveland serving as an officer of the Company, in exchange for a fee of $8,000 per week.  The agreement terminates automatically on August 1, 2004 or upon six months prior notice by either the Contractor or the Company.  Mr. Cleveland is the President of the Contractor.

Harvey L. Sperry, a Director, is a retired Partner in the law firm of Willkie Farr & Gallagher, which acts as counsel to the Company.

PART IV

Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K.

(a)         (1) and (2) The following financial statements and financial statement schedules are filed as part of this report:

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

Dated:  July 13, 2001

HAUSER, INC.

By:	/S/ KENNETH C. CLEVELAND
Kenneth C. Cleveland
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ KENNETH C. CLEVELAND
Kenneth C. Cleveland	Chief Executive Officer, President and Director (Principal Executive Officer)	July 13, 2001
/S/ TERRY L. FEIT
Terry L. Feit	Chief Accounting Officer	July 13, 2001

Michael C. Davis	Director	July 13, 2001

/S/ HERBERT ELISH
Herbert Elish	Director	July 13, 2001

/S/ JAMES R. MELLOR
James R. Mellor	Director	July 13, 2001

/S/ ROBERT F. SAYDAH
Robert F. Saydah	Director	July 13, 2001

Signature	Title	Date

/S/ HARVEY SPERRY
Harvey Sperry	Director	July 13, 2001

/S/ DEAN P. STULL
Dean P. Stull	Director	July 13, 2001

/S/ VOLKER WYPYSZYK
Volker Wypyszyk	Director	July 13, 2001

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and among Zuellig Group N.A., Inc., Hauser, Inc. and certain other parties, dated as of December 8, 1998 and amended as of February 11, 1999 (Incorporated by reference to Appendix B to the Company’s definitive proxy statement dated May 11, 1999).

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s report on Form 10-K for the eleven months ended March 31, 2000)

3.2	Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s report on Form 10-K for the eleven months ended March 31, 2000)

10.1	Governance Agreement, dated as of June 11, 1999, by and between Hauser, Inc., Zuellig Group N.A., Inc. and Zuellig Botanicals, Inc. (Incorporated by reference to Appendix C to the Company’s definitive proxy statement dated May 11, 1999).

10.2	Registration Rights Agreement, dated as of December 8, 1999, by and between Hauser, Inc., Zuellig Group N.A., Inc. and Zuellig Botanicals, Inc. (Incorporated by reference to Exhibit 2.7 to the Company’s report on Form 10-Q for the quarter ended October 31, 1998).

10.3	Sourcing Agency Agreement, dated as of June 11, 1999, by and between Hauser, Inc. and Zuellig Botanicals, Inc. (Incorporated by reference to Exhibit 2.8 to the Company’s report on Form 10-Q for the quarter ended October 31, 1998).

10.4	Agreement Regarding Employees, dated as of June 11, 1999, by and between Hauser, Inc. and Zuellig Botanicals, Inc. (Incorporated by reference to Exhibit 2.2 to the Company’s report on Form 10-Q for the quarter ended October 31, 1998).

10.5	Paclitaxel Supply Agreement dated February 3, 1999 (Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended January 31, 1999).

10.6	Credit Agreement dated as of June 11, 1999 among Hauser, Inc., Zuellig Botanical Extracts, Inc., Zetapharm, Inc., Wilcox Drug Company, Inc., Shuster Laboratories, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K dated June 25, 1999).

10.7	Waiver and Amendment to the Credit Agreement (Incorporated by reference to Exhibit 10.10 to the Company’s report on Form 10-Q for the quarter ended October 31, 1999).

10.8	Waiver and Amendment No. 2 to the Credit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended September 30, 2000).

10.9	Waiver and Amendment No 3. to the Credit Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s report on Form 10-Q for the quarter ended September 30, 2000).

10.10	Waiver and Amendment No. 4 to the Credit Agreement.

10.11	Waiver and Amendment No. 5 to the Credit Agreement.

10.12	Revolving Credit Note dated June 11, 1999 (Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 8-K dated June 25, 1999).

10.13	Term Note dated June 11, 1999 (Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 8-K dated June 25, 1999).

10.14	Security Agreement dated June 11, 1999 among Hauser, Inc., Shuster Laboratories, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 10.4 to the Company’s report on Form 8-K dated June 25, 1999).

10.15	Amendment No. 1 to the Security Agreement, dated September 1, 2000, by and between the Company, Wells Fargo and certain other parties. (Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-Q dated November 14, 2000).

10.16	Collateral Assignment of Trademarks, Trademark Applications, Patent and Patent Applications dated June 11, 1999 (Incorporated by reference to Exhibit 10.5 to the Company’s report on Form 8-K dated June 25, 1999).

10.17	Collateral Assignment of Patents and Patent Applications dated June 11, 1999 (Incorporated by reference to Exhibit 10.6 to the Company’s report on Form 8-K dated June 25, 1999).

10.18	Amended and Restated Security Agreement dated as of June 11, 1999, among Zuellig Botanical Extracts, Inc., Wilcox Drug Company, Inc., ZetaPharm, Inc., and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 10.7 to the Company’s report on Form 8-K dated June 25, 1999).

10.19	Pledge and Security Agreement dated June 11, 1999 (Incorporated by reference to Exhibit 10.8 to the Company’s report on Form 8-K dated June 25, 1999).

10.20	Amendment No.1 to the Pledge and Security Agreement, dated September 1, 2000, by and between the Company, Wells Fargo, and certain other parties (Incorporated by reference to Exhibit 10.4 to the Company’s report on Form 10-Q dated November 14, 2000).
10.21	Deed of Trust, Assignment of Rents, Security Agreement and Financing Statement dated June 11, 1999 (Incorporated by reference to Exhibit 10.9 to the Company’s report on Form 8-K dated June 25, 1999).

10.22	General Release, dated October 11, 2000, by and between the Company, Wells Fargo and certain other parties (Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q dated November 14, 2000).

10.23	Subordination Agreement, dated as of October 11, 2000 by and among the Company, Zatpack & Wells Fargo (Incorporated by reference to Exhibit 10.7 to the Company’s report on Form 10-Q dated November 14, 2000).

10.24	Note Purchase Agreement, dated as of October 1, 2000, between Hauser, Inc. and Zatpack, Inc.

10.25	Warrant to Purchase Common Stock of Hauser, Inc., dated October 11, 2000.

HAUSER, INC.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders of Hauser, Inc.:

We have audited the accompanying consolidated balance sheets of Hauser, Inc. (a Delaware corporation) and its subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended March 31, 2001, the eleven months ended March 31, 2000 and the year ended April 30, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hauser, Inc. and its subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for the year ended March 31, 2001, the eleven months ended March 31, 2000, and the year ended April 30, 1999 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses from operations, has an accumulated deficit of approximately $89.7 million and is dependent on renewing the line of credit financing to fund operations.  These factors raise a substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

ARTHUR ANDERSEN LLP

Denver, Colorado,
June 22, 2001.

HAUSER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31, 2001	Eleven Months Ended March 31, 2000	Year Ended April 30, 1999
REVENUES:
Natural products	$21,380,902	$28,329,424	$13,826,862
Fine chemicals	28,415,694	28,695,223	-
Technical services	16,246,044	15,442,139	17,220,146
Pharmaceuticals	670,970	8,694,819	5,218,413
Total revenues	66,713,610	81,161,605	36,265,421
COST OF REVENUES:
Natural products	20,844,964	26,013,125	12,499,299
Fine chemicals	24,521,058	24,139,555	-
Technical services	14,097,545	13,017,485	13,099,557
Pharmaceuticals	-	8,497,212	3,887,429
Write-down of inventory	4,498,407	6,675,856	19,700,000
Total cost of revenues	63,961,974	78,343,233	49,186,285
GROSS PROFIT (LOSS)	2,751,636	2,818,372	(12,920,864)
OPERATING EXPENSES:
Research and development	2,586,002	800,462	1,593,880
Sales and marketing	3,620,483	4,611,631	2,732,057
General and administrative	11,393,691	11,104,083	6,161,372
Write-off of assets and facility closure costs	17,844,197	9,255,900	5,900,000
Total operating expenses	35,444,373	25,772,076	16,387,309
LOSS FROM OPERATIONS	(32,692,737)	(22,953,704)	(29,308,173)
OTHER INCOME (EXPENSE):
Interest and other income	391,583	88,371	153,987
Interest expense	(2,296,053)	(1,879,465)	(581,920)
Gain from sale of land held for investment	1,430,396	-	-
Total other (expense) income	(474,074)	(1,791,094)	(427,933)

LOSS BEFORE INCOME TAX	(33,166,811)	(24,744,798)	(29,736,106)

INCOME TAX EXPENSE	93,862	3,630,057	-
NET LOSS	$(33,260,673)	$(28,374,855)	$(29,736,106)
LOSS PER SHARE BASIC AND DILUTED	$(6.75)	$(6.47)	$(11.36)
WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	4,929,473	4,388,221	2,617,166
See notes to consolidated financial statements.

HAUSER, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2001	March 31, 2000

CURRENT ASSETS:
Cash and cash equivalents	$616,242	$1,272,875
Accounts receivable, less allowance for doubtful accounts:
2001, $876,849; 2000, $976,101	12,269,932	17,052,701
Inventory, at lower of cost or market	9,802,166	22,631,914
Prepaid expenses and other	928,231	611,897
Total current assets	23,616,571	41,569,387

PROPERTY AND EQUIPMENT:
Land and buildings	8,967,678	8,753,733
Laboratory and processing equipment	17,401,764	25,879,426
Furniture and fixtures	3,587,807	4,289,140
Total property and equipment	29,957,249	38,922,299
Accumulated depreciation and amortization	(17,257,953)	(23,237,393)
Net property and equipment	12,699,296	15,684,906
OTHER ASSETS:
Goodwill, less accumulated amortization: 2001, $1,273,013; 2000, $1,742,698	947,967	18,556,242
Deposits and other	575,583	249,106
	$37,839,417	$76,059,641

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,833,036	$4,067,144
Current portion of long-term debt	18,790,034	26,377,638
Accrued salaries and benefits	1,300,117	2,391,576
Customer deposits	642,839	916,870
Accrued exit costs	508,444	1,987,214
Amount due to related party	2,988,160	847,157
Other current liabilities	2,825,444	1,227,668
Total current liabilities	29,888,074	37,815,267
LONG-TERM DEBT	36,335	418,832
NOTE PAYABLE TO RELATED PARTY	2,704,803	-

COMMITMENTS AND CONTINGENCIES (Notes 1 and 7)

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; 20,000,000 shares authorized; shares issued and outstanding: 2001, 5,072,742; 2000, 4,811,585	5,073	4,812
Additional paid-in capital	94,543,588	94,252,750
Warrants	354,237	-
Accumulated deficit	(89,692,693)	(56,432,020)
	5,210,205	37,825,542
	$37,839,417	$76,059,641

See notes to consolidated financial statements.

HAUSER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended March 31, 2001	Eleven Months Ended March 31, 2000	Year Ended April 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,260,673)	$(28,374,855)	$(29,736,106)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,031,896	4,411,245	4,010,701
Amortization of discount on note payable to related party	59,040	-	-
Provision for bad debts	499,076	359,440	111,151
Provision for inventories	4,498,407	10,670,615	223,142
Stock compensation	248,659	-	-
Expenditure for product warranty	-	-	(1,500,000)
Provision for paclitaxel and other related assets	-	(3,994,759)	25,600,000
Change in accrued exit costs	(1,478,770)	(1,549,989)	(1,512,797)
Write-off of goodwill	16,481,124	6,561,009	-
Write-off of fixed assets	1,248,044	564,854	-
Gain on sale of land held for investment	(1,430,396)	-	-
Deferred income tax expense (benefit)	-	3,524,474	-
Change in deposits and other	(326,477)	1,946,949	(2,581,994)
Change in assets and liabilities-
Accounts receivable	4,283,693	3,500,280	2,166,410
Inventories	8,331,341	6,900,464	(1,199,444)
Prepaid expenses and other	(316,334)	2,068,114	(259,378)
Accounts payable	(1,234,108)	(1,997,875)	1,189,265
Customer deposits	(274,031)	(2,890,928)	3,137,643
Other accrued liabilities	2,647,320	1,840,160	330,987
Net cash provided by (used in) operating activities	4,007,811	3,539,198	(20,420)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(3,514,379)	(1,403,689)	(1,907,986)
Cash paid for merger costs	-	(1,793,367)	-
Proceeds from sale of land held for investment	3,799,331	-	-
Net change in restricted cash	-	567,032	(427,686)
Net cash provided by (used in) investing activities	284,952	(2,630,024)	(2,335,672)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in bank debt	-	(6,000,000)	4,500,000
Repayments of bank line of credit	(7,239,281)	(21,293,887)	-
Proceeds from bank line of credit	-	24,774,281	-
Repayments of long-term debt	(752,555)	(727,518)	(633,136)
Proceeds from note payable to related party	3,000,000	-	-
Proceeds from issuance of common stock and warrants	42,440	-	18,257
Net cash (used in) provided by financing activities	(4,949,396)	(3,247,124)	3,885,121

Net (decrease) increase in cash and cash equivalents	(656,633)	(2,337,950)	1,529,029

Cash and cash equivalents, beginning of period	1,272,875	3,610,825	2,081,796

Cash and cash equivalents, end of period	$616,242	$1,272,875	$3,610,825

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for interest	$2,221,867	$1,867,484	$581,920
Cash paid for state income taxes	$93,862	$-	$-
Non-cash investing and financing activity:
Capital lease obligations incurred through lease of laboratory and processing equipment	$21,735	$493,330	$765,843

See notes to consolidated financial statements.

HAUSER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
			Additional Paid-in Capital	Warrants	Accumulated (Deficit)	Total Stockholders' Equity
	Common Stock
	Shares	Amount

BALANCES, APRIL 30, 1998	2,616,115	$2,616	$58,872,184	$-	$1,678,941	$60,553,741

Exercise of stock options	1,902	2	18,214	-	-	18,216
Net loss	-	-	-	-	(29,736,106)	(29,736,106)

BALANCES, APRIL 30, 1999	2,618,017	2,618	58,890,398	-	(28,057,165)	30,835,851

Common stock issued in merger	2,193,568	2,194	35,362,352	-	-	35,364,546
Net loss	-	-	-	-	(28,374,855)	(28,374,855)

BALANCES, MARCH 31, 2000	4,811,585	4,812	94,252,750	-	(56,432,020)	37,825,542

Common stock issued	261,157	261	290,838	-	-	291,099
Warrants issued	-	-	-	354,237	-	354,237
Net loss	-	-	-	-	(33,260,673)	(33,260,673)

BALANCES, MARCH 31, 2001	5,072,742	$5,073	$94,543,588	$354,237	$(89,692,693)	$5,210,205

See notes to consolidated financial statements.

HAUSER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BUSINESS ORGANIZATION

Hauser, Inc., a Delaware corporation, and its wholly-owned subsidiaries (together,  “Hauser” or the “Company”), is a leading supplier of natural product extracts, botanical raw materials, and related products to the dietary supplement market in the United States.  Hauser manufactures extracts from botanical raw materials using its proprietary technologies in extraction and purification.  Hauser and its subsidiaries are able to source, process, and distribute products to the dietary supplement market including branded product sellers.  The Company also provides interdisciplinary laboratory testing services, chemical engineering services, and contract research and development. The Company’s services are principally marketed to the pharmaceutical, dietary supplement and food ingredient industries.

The Company has experienced significant losses from operations.  The operating losses in fiscal year 1999 resulted primarily from the failure of customers purchasing the Company’s paclitaxel product to renew their purchase contracts and in fiscal years ended 2000 and 2001, from a worldwide oversupply of dietary supplement products.  The Company has terminated the production of paclitaxel and reduced its operating costs through closure of the Wilcox operations; substantially reduced manufacturing costs while increasing manufacturing efficiencies; consolidated its technical services operations; and restructured its administrative activities.

The Company believes that the actions described above, combined with a continued focus on achieving efficiency through increased sales, reduced costs and operating cost reductions will enable the Company to sustain operations throughout fiscal 2002.

Pursuant to an Agreement and Plan of Merger dated December 8, 1998 (the “Merger Agreement”), the Company completed a merger on June 11, 1999 (the “Merger”) with three subsidiaries (the “Contributed Subsidiaries”) of Zuellig Group N.A., Inc. (“ZGNA”), and Zuellig Botanicals, Inc. (“ZBI”). At the closing of the Merger, the Company issued 2,515,349 shares of its common stock to ZGNA and ZBI, which constituted 49% of the Company’s then outstanding shares.  On December 15, 1999 the number of shares that were issued to ZGNA was reduced to 2,193,568 (43% of shares outstanding at March 31, 2001) in accordance with the terms of the Merger Agreement.  Simultaneously with the Merger, the Company effected a one-for-four reverse stock split. All share and per share information has been adjusted for the reverse stock split.

The total consideration issued for the Contributed Subsidiaries, including the repayment of approximately $21 million of bank debt, was approximately $58.2 million.  The Merger was treated as a purchase of the Contributed Subsidiaries for accounting purposes and the purchase consideration was allocated to the fair value of the identifiable tangible and intangible assets acquired with the remainder of $24.9 million allocated to goodwill.  As of March 31, 2001, all goodwill associated with the Merger was deemed impaired and written off in its entirety.

The results of operations of the Contributed Subsidiaries have been included subsequent to June 11, 1999.  The following pro forma consolidated results of operations assumes the merger was consummated on April 1, 1999.  Additionally, the pro forma results summarized below have been adjusted to conform the fiscal year presentation of the 2000 results to a March 31 year-end and excludes the results of paclitaxel activities for both years.  These pro forma results do not purport to be indicative of the results which would have actually resulted had the Merger occurred on that date.
	Fiscal Year Ended March 31,
	2001	2000
Revenues	$66,042,640	$88,978,356
Loss from operations	$(33,363,707)	$(27,597,378)
Net loss	$(33,931,643)	$(33,436,969)
Basic and diluted loss per share	$(6.88)	$(7.46)

Merger Costs

In connection with the acquisition of the Contributed Subsidiaries, the Company incurred certain merger related costs including transaction fees related to legal and accounting services of $1,793,367, and post-merger severance costs and other one-time merger related expenses of $814,000.

Discontinuance of Paclitaxel Activities

Prior to the Merger, in the third quarter of fiscal 1999, the Company discontinued the manufacture and sale of paclitaxel. In the quarter ended January 31, 1999, the Company incurred a one-time charge to earnings of $25,600,000.  The charge to cost of sales was comprised of a reduction of bulk paclitaxel inventory ($10.2 million) to its estimated net realizable value, a write-off of advanced payments made for the purchase of cultivated yew trees ($4.5 million) and the estimated cost of terminating cultivar nursery contracts ($5.0 million).  The charge to operating expenses includes the write-off of paclitaxel related equipment ($4.7 million) and miscellaneous other related assets consisting primarily of intangibles ($1.2 million).

In February 1999, the Company entered into a purchase agreement for the sale of its paclitaxel inventory as part of the planned closure of the paclitaxel business. Revenues generated through the sale of remaining paclitaxel inventories during the fiscal year ended March 31, 2001 and the eleven months ended March 31, 2000 totaled $670,970 and $8,694,819, respectively. The Company has negotiated settlement of its yew tree cultivation agreements and termination of a multi-year non-exclusive agreement to supply paclitaxel to a customer.  During the year ended March 31, 2001, the Company recorded a charge of approximately $215,000 to increase the reserve established to cover remaining paclitaxel related liabilities.  During the eleven months ended March 31, 2000, the Company reversed approximately $4.0 million of the charge to cost of revenues taken in fiscal 1999 principally because of the favorable settlement of the yew tree cultivation agreements.  As of March 31, 2001, the Company has substantially completed its exit from the paclitaxel business.

Closure of Wilcox Natural Products (“Wilcox”)

In March 2000, the Company terminated the operations of Wilcox.  Wilcox principally purchased wild botanical raw materials gathered in the United States and sold those materials to customers in North America, Europe and Asia.  The decision to terminate the operations of Wilcox was made as a result of the significant decline in market prices for the natural product raw materials sourced by Wilcox during fiscal 2000.  During 2000, the Company recorded the following charge as a result of the termination of the operations of  Wilcox:

Lease termination	$1,050,000
Employee severance (14 employees)	645,000
Write-down of fixed assets	500,000
Write-off of goodwill	6,561,009
Charged to operations	$8,756,009

Write-down of inventory	355,000
Charged to cost of revenues	$355,000

Consolidation of Shuster Laboratories (“Shuster”)

In March 2000, the Company began a consolidation of its technical services operations in order to gain operational efficiencies.  As part of this consolidation, the Company shut-down its laboratory operations in Smyrna, Georgia.  The cost to close the Smyrna operations was charged to operations and included the following:
Lease termination	$400,000
Employee severance (3 employees)	99,891
Charged to operations	$499,891

The following analysis provides a summary of the liabilities established as a result of the discontinuance of paclitaxel, the closure of Wilcox and the consolidation of Shuster, and subsequent activity to such reserves through March 31, 2001:

	Reserve Balance March 31, 2000	Expenses Paid	Charge to Increase Reserve	Reserve Balance March 31, 2001
Lease termination	$1,467,455	$(1,179,011)	$(100,000)	$188,444
Employee severance	194,000	(194,000)	-	-
Paclitaxel	325,759	(220,788)	215,029	320,000
Total	$1,987,214	$(1,593,799)	$115,029	$508,444

Change in fiscal year

During fiscal 2000, the Company changed its fiscal year-end from April 30 to March 31 to align its periodic reporting with calendar quarters.

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include those of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the carrying amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements. Actual results could differ from those estimates.

Concentration of Credit Risk – The Company is exposed to credit risk from its cash and cash equivalents and  trade receivables. The Company’s policy is to place cash and cash equivalents in financial institutions it believes to be financially sound, however amounts deposited may exceed balances federally insured by the U.S. Government. The Company generally grants credit to its customers without collateral. The Company’s creditors are concentrated in the food processing, dietary supplement and pharmaceutical industries. During the year ended March 31, 2001 and the eleven months ended March 31, 2000, no customer accounted for more than 10% of the Company’s revenues.  During the year ended April 30, 1999, two customers accounted for 13% and 11% of total revenues, respectively.

Cash and Cash Equivalents – Cash and cash equivalents include investments in highly liquid instruments with original maturities of 90 days or less.

Inventory – Raw material, work in process, and finished goods inventory, which include costs of materials, direct labor and manufacturing overhead, are priced at the lower of average cost or market. Write-downs for price declines, obsolescence, spoilage and excess inventory are charged to expense in the period when conditions giving rise to the write-downs are first recognized.  The Company purchases raw material inventory during harvest seasons, generally in the spring and fall.  These purchases may take place well in advance of scheduled production of finished product, which subjects the Company to risk of price declines, obsolescence, spoilage and excess inventory.  During the year ended March 31, 2001 and the eleven months ended March 31, 2000, there were significant declines in the wholesale prices for bulk dietary supplement ingredients.  As such, the Company reduced the value of certain of its inventory to its net realizable value and recorded a charge of $4,498,407 and $10,670,615 during 2001 and 2000, respectively.

Markets for the Company’s raw materials and finished goods have become more volatile.  Accordingly, it is reasonably possible that the Company may record future write-downs of inventory to net realizable value based on volatile selling prices, and such write-downs could be material.

Inventory as of March 31, 2001 and 2000 consisted of the following:
	March 31, 2001	March 31, 2000
Raw materials	$ 907,828	$ 4,197,169
Work in process	1,338,458	2,856,394
Finished goods	7,555,880	15,578,351
	$ 9,802,166	$ 22,631,914

Property and Equipment – Significant additions and improvements are capitalized at cost, while maintenance and repairs which do not improve or extend the life of the respective assets are charged to expense as incurred.

Depreciation is recognized on a straight-line basis over the following estimated useful lives:
Equipment, furniture and fixtures	2-15 years

Buildings	39 years

Leasehold improvements are depreciated over the shorter of the useful life or remaining life of lease

Depreciation expense was $2,904,745 for the year ended March 31, 2001, $3,245,645 for the eleven months ended March 31, 2000, and $3,775,577 for the year ended April 30, 1999.

Impairment of Long-Lived Assets – The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the difference between the carrying value and fair value of the long-lived asset.

As a result of the decline in the dietary supplement industry, among other factors, the Company deemed the goodwill recorded in connection with the Merger to be impaired.  During the year ended March 31, 2001, the Company recorded a charge of $16,481,124 to write down the remaining goodwill balance which had been initially recorded in connection with the Merger.  The Company believes the goodwill has no residual value because of the significant losses being incurred by the Contributed Subsidiaries and the continued oversupply of dietary supplements in the Company’s markets leading to a reduction in the demand and prices for the Company’s products.  In addition, a charge of $1,248,044 was recorded during fiscal 2001 to write down  fixed assets no longer utilized in the Company’s operations to zero.  The fixed assets were written down to zero because of their specialized nature and the lack of alternative uses for the equipment.

During 1999, the Company determined that its long-lived assets related to its pharmaceutical business were impaired and recognized an impairment charge of $5.9 million. These assets were written down to zero because of their specialized nature and the lack of alternative uses for the equipment.

Goodwill – Goodwill resulting from acquisitions is being amortized using the straight-line method over an estimated useful life of 10 years.  Amortization expense of $1,127,151, $1,165,600 and $235,124 was recorded for the year ended March 31, 2001, the eleven months ended March 31, 2000 and the year ended April 30, 1999.

Revenue Recognition – Natural product and fine chemicals processing revenues are recognized when title and risk of ownership passes to the customer, which generally is upon shipment of product. Technical services revenues are recognized upon completion of specified contract requirements. Unbilled receivables result from costs incurred on time and materials contracts and are included in accounts receivable in the accompanying balance sheets. Unbilled accounts receivable at March 31, 2001 and 2000 were $380,661 and  $501,749, respectively.  Anticipated losses from contracts in progress are provided for in the period the loss is identified.  No losses have been accrued as of March 31, 2001 or 2000.

Research and Development – Research and development costs are charged to expense as incurred.

Advertising Costs – The Company expenses advertising costs as incurred.

Income Taxes - The current provision for income taxes represents actual or estimated amounts payable on tax return filings each year.  Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carryforwards.  The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period.  Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment.  The Company’s deferred tax assets have been reduced by a valuation allowance to the extent it is more likely than not that some or all of the deferred tax assets will not be realized.

Stock-Based Compensation - The Company accounts for its employee stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations.  The Company adopted the disclosure-only requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) which allows entities to continue to apply the provisions of APB No. 25 for transactions with employees and provide pro forma disclosures for employee stock grants made as if the fair value-based method of accounting in SFAS No. 123 had been applied to these transactions.  Any deferred stock compensation calculated according to APB No. 25 is amortized on a straight-line basis over the vesting period of the individual options, generally four years.

The Company applies the provisions of SFAS No. 123 and related interpretations to stock-based compensation to non-employees.

Earnings (Loss) Per Share – Basic earnings or loss per share is computed by dividing the net earnings or loss by the weighted average number of shares of common stock outstanding. Diluted earnings or loss per share is determined by dividing the net earnings or loss by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of outstanding warrants and stock options determined utilizing the treasury stock method.

In the year ended March 31, 2001, the eleven months ended March 31, 2000, and in the year ended April 30, 1999, stock options and warrants totaling 1,843,364, 942,293 and  252,354, respectively, were excluded from the calculation of diluted earnings (loss) per share since the result would have been anti-dilutive.

Fair Value of Financial Instruments – Due to the short-term nature of the Company’s accounts receivable and other financial instruments, the fair value of such financial instruments approximates their carrying amount.  The fair value of the Company’s borrowings approximate their carrying amounts based upon interest rates currently available to the Company.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation.

Reverse Stock Split – On June 11, 1999, the Company’s stockholders approved a one-for-four reverse stock split. All per share and equivalent share amounts in the accompanying financial statements have been adjusted to reflect the reverse stock split.

Recently Issued Accounting Standards –

SFAS No. 133.  In June 1999, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133 – An Amendment of FASB Statement No. 133” (“SFAS No. 137”). SFAS No. 137 delays the effective date of SFAS No. 133 to financial quarters and financial years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The adoption of SFAS No. 133 did not have a significant impact on the results of operations or financial position of the Company.

SAB 101.  In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101, “Revenue Recognition (“SAB No. 101”).  SAB No. 101 provides guidance on the recognition, presentation, and disclosures related to revenue in the financial statements.  The Company was required to adopt this standard in its fourth quarter of fiscal 2001.  The adoption of SAB No. 101 did not have a significant impact on the results of operations or financial position of the Company.

FIN No. 44. In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN No. 44”).  FIN No. 44 clarifies the application of APB No. 25 for certain issues related to equity-based instruments issued to employees.  FIN No. 44 is effective on July 1, 2000, except for certain transactions, and will be applied on a prospective basis. The adoption of FIN No. 44 did not have a significant impact on the    results of operations or financial position of the Company.

3.          LONG-TERM DEBT

Future minimum payments on Capital Lease Obligations and the Line of Credit at March 31, 2001 and 2000 are as follows:
	Capital Lease Obligations (11.2% to 15%)	Subordinated Note Payable (6.5%)	Line of Credit (Variable)
2002	$253,666	$-	$18,554,439
2003	37,619	3,000,000	-
2004	604	-	-
Total	291,889	3,000,000	18,554,439
Less: interest and discount	19,959	295,197	-
March 31, 2001	$271,930	$2,704,803	$18,554,439

March 31, 2000	$1,002,750	$-	$25,793,720

At March 31, 2001 and 2000, property and equipment includes items under capital leases with a net book value of $404,153 and $946,284, respectively, and accumulated depreciation of $615,325and $977,561, respectively.

Lines of Credit – In connection with the Merger, Wells Fargo provided a $35.0 million line of credit and a $10.0 million fixed asset line (the “Credit Facility”) in support of the Company.  As part of the Merger, the Company repaid approximately $21.0 million in bank debt of Wilcox, ZetaPharm and BIE with proceeds from the Credit Facility.  The Credit Facility is collateralized by all of the Company’s assets.  In October 2000, the Credit Facility was amended to revise the financial covenants.  In addition, the $35 million line of credit was reduced to $17.0 million effective March 31, 2001.  During the fourth quarter of fiscal 2001, the Company was not in compliance with the financial covenants of the amended Credit Facility.  In March 2001, the Credit Facility was further amended to revise the financial covenants, and to change the total commitment to $19.0 million effective March 31, 2001, reduced to $17.0 million effective August 15, 2001.  The amended Credit Facility includes minimum operating cash flow and tangible net worth requirements, bears interest at the prime borrowing rate (8.0% at March 31, 2001) and expires on September 30, 2001.  The Company was in compliance with the terms of the amended Credit Facility as of March 31, 2001.

In October 2000, as a condition to Wells Fargo entering into the amendment to the Credit Facility, the Company sold a $3 million Subordinated Promissory Note (the “Note”) to Zatpack, Inc. (“Zatpack”).  ZGNA is a wholly owned subsidiary of Zatpack.  The Note is subordinate to the Credit Facility, accrues interest at a rate of 6.5%, requires no principal or interest payments until its maturity date of October 2003, and has five-year warrants attached.  The warrants permit Zatpack to purchase 992,789 shares of Hauser’s common stock at a price of approximately $.5855 per share.  Approximately $2 million of the proceeds of the sale of the Note were used to pay down the line of credit.

There can be no guarantee that Wells Fargo will agree to renew the Credit Facility on terms acceptable to the Company.   In the event that the Company is unable to successfully negotiate a new credit facility, alternative financing would be required. There is no guarantee that such alternative financing will be available when and if needed by the Company.  If alternative financing is not available, or the terms of the alternative  financing are not acceptable to the Company, the Company would have to delay planned expenditures and/or reduce its level of spending to meet its liquidity needs.

4.          STOCKHOLDERS’ EQUITY

Non-Qualified Stock Options – The Company’s 1987 Stock Option Plan (the “1987 Plan”), the 1992 Stock Option Plan (the “1992 Plan”), and the 1999 Stock Option Plan (the “1999 Plan”) authorize the granting of non-qualified stock options for up to 304,680, 175,000, and 850,000 shares, respectively, of the Company’s common stock to directors, employees, and consultants. As of March 31, 2001, there were 284,050, 82,276 and 234,114 shares of common stock committed, respectively, under these plans. Exercise terms, ranging from one-to-ten years for options granted under these plans, are determined by the Board of Directors at the time of grant. A combined summary of the status of the Company’s Non-Qualified Stock Options from each of the above plans for the year ended March 31, 2001, the eleven month period ended March 31, 2000, and the year ended April 30, 1999, follows:
	2001	2000	1999
Balance outstanding at beginning of period:	493,252	101,284	68,724
Granted	-	419,605	34,109
Exercised	-	-	(1,426)
Canceled	(20,037)	(27,637)	(123)

Outstanding at end of period	473,215	493,252	101,284

Exercisable at end of period	66,965	74,502	69,295

Weighted average exercise prices:
At beginning of period	$ 6.43	$ 23.05	$ 23.13
At end of period	$ 6.28	$ 6.43	$ 23.05
Exercisable at end of period	$ 23.47	$ 23.22	$ 22.96
Options granted	$ -	$ 3.47	$ 22.71
Options exercised	$ -	$ -	$ 19.16
Options canceled	$ 10.06	$ 22.38	$ 20.54

Weighted average, fair value of options granted during period	$ -	$ 1.91	$ 14.74

	March 31, 2001
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price
$3.45 - $3.45	406,250	$3.45	8.69	-	-
$8.93 - $23.50	27,303	$21.77	6.87	27,303	$21.77
$23.75 - $23.88	18,939	$23.75	6.68	18,939	$23.75
$24.00 - $33.13	20,723	$25.46	4.06	20,723	$25.46
	473,215			66,965

Incentive Stock Options – The Company’s 1992 Stock Option Plan (“1992 Plan”) and the 1999 Stock Option Plan (“1999 Plan”) authorize the granting of incentive stock options for up to 175,000 and 850,000 shares of the Company’s common stock, respectively.   These options are granted to employees at fair market value on the date of grant. As of March 31, 2001, there were 78,220 and 297,250, respectively, committed under the plans. Exercise terms, currently ranging from one month to ten years, are determined by the Board of Directors at the time of grant.  A combined summary of the Company’s Incentive Stock Options from each of the above plans for the year ended March 31, 2001, the eleven month period ended March 31, 2000 and the year ended April 30, 1999, follows:
	2001	2000	1999
Balance outstanding at beginning of period:	449,028	137,965	95,434
Granted	-	378,750	43,155
Exercised	-	-	(476)
Canceled	(87,418)	(67,687)	(148)

Outstanding at end of period	361,610	449,028	137,965

Exercisable at end of period	57,360	58,945	66,940

Weighted average exercise prices:
At beginning of period	$ 6.61	$ 23.58	$ 23.73
At end of period	$ 7.05	$ 6.61	$ 23.59
Exercisable at end of period	$ 23.68	$ 23.66	$ 23.86
Options granted	$ -	$ 3.45	$ 23.29
Options exercised	$ -	$ -	$ 23.56
Options canceled	$ 4.81	$ 23.52	$ 23.83

Weighted average, fair value of options granted during period	$ -	$ 1.90	$ 15.01

	March 31, 2001
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Shares	Weighted Average Exercise Price
$3.45 - $3.45	297,250	$3.45	8.69	-	-
$10.50 - $23.25	19,373	$22.83	5.63	13,373	$22.73
$23.38 - $23.38	19,386	$23.38	7.23	19,386	$23.38
$24.00 - $30.25	25,601	$24.52	3.85	24,601	$24.43
	361,610			57,360

Valuation – The weighted average fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model using the following assumptions for the year ended  March 31, 2001, for the eleven months ended March 31, 2000 and the year ended April 30, 1999:
	2001	2000	1999
Dividend rate	0.00%	0.00%	0.00%
Expected volatility	135.00%	68.00%	60.00%
Risk-free interest rate	6.24%	6.24%	5.44%
Expected life (in years)	7.0	7.0	7.0

Had compensation cost been recorded based on the fair value of the option or warrant grants, the Company’s pro forma net loss and net loss per share would have been as follows for the year ended March 31, 2001, the eleven months ended March 31, 2000 and the year ended April 30, 1999:
	2001	2000	1999
Net loss from continuing operations:
As reported	$(33,260,673)	$(28,374,855)	$(29,736,106)
Pro forma	$(33,577,378)	$(28,717,905)	$(31,000,801)

Net loss from continuing operations per
share basic and diluted
As reported	$(6.75)	$(6.47)	$(11.36)
Pro forma	$(6.81)	$(6.54)	$(11.85)

Warrants – In fiscal 2001 the Company sold a $3 million Subordinated Promissory Note (the “Note”) to Zatpack.  The Note had five-year warrants attached which permit Zatpack to purchase 992,789 shares of Hauser’s common stock at a price of approximately $.5855 per share.  This price was the fair market value of the Company’s common stock on the date of issuance.

The Company has recorded a discount of $354,237 in connection with the warrants attached to the Note described above.  The discount was computed based on the value of the warrants as determined by use of the Black Scholes option pricing model using the following assumptions for the year ended March 31, 2001:
2001

Dividend rate	0.00%

Expected volatility	67.30%

Risk-free interest rate	5.83%

Expected life (in years)	5.00

The discount will be amortized to interest expense on a straight-line basis over the term of the Note, through September 2003.  Interest expense of $59,040 was recorded for the year ended March 31, 2001 in connection with the amortization of the discount.

Employee Stock Purchase Plan – On July 26, 1999, the Board adopted, and the stockholders subsequently approved, the Company’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”).  The Purchase Plan permits eligible employees of the Company to purchase shares of common stock through payroll deductions.  The purchase price for each offering period will be 85% of the lesser of  (1) the fair market value of the Common Stock on the enrollment date, or (2) the fair market value of the Common Stock on the exercise date.  Up to 150,000 shares of common stock may be sold under the Purchase Plan.  Shares sold under the Purchase Plan may be newly issued shares or shares acquired by the Company in the open market.   The Board of Directors may at any time and for any reason terminate the Purchase Plan.  The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and will be administered in accordance with the limitations set forth in Section 423 and the rules and regulations thereunder.

During Fiscal 2001, the Company issued 37,332 shares to employees under this plan at purchase prices ranging from $0.40 to $1.50 per share.  A total of 40,424 shares have been issued under the plan through March 31, 2001.

Director Compensation — Non-employee directors of the Company receive annual compensation of $25,000, which is payable quarterly in Common Stock of the Company.  The number of shares to which each non-employee director is entitled is determined by dividing $6,250 by the closing price of the Common Stock on the last trading day of the calendar quarter.  Mr. Elish, as the Chairman of the Board receives additional compensation of $25,000, which is also payable quarterly in Common Stock of the Company.   In fiscal 2001, the Company's non-employee directors acquired a total of 223,825 shares of Common Stock from the Company at an average price of $0.77 per share (100% of fair market value on the date of grant).

Stock Compensation  —  In February 2001, the Board of Directors approved the issuance of shares of restricted common stock (the “Restricted Stock”) to certain of its key employees.  In June 2001, the Company issued 520,000 shares of restricted common stock to such employees.  As a condition to the issuance, certain of the recipients agreed to cancel options that had previously been granted to them.  If any of the recipients of the Restricted Stock ceases to be an employee of the Company prior to May 31, 2004 (the “Restricted Period”), other than due to the death or permanent disability of the recipient, the Restricted Stock will be forfeited to the Company.  The Restricted Stock becomes fully vested and the restrictions imposed thereon lapse on the earlier of the Restricted Period or the death of the recipient.

In February 2001, the Board of Directors of the Company approved the sale of 100,000 shares of its common stock to Kenneth C. Cleveland for $.37 per share. This stock will be subject to similar terms as the Restricted Stock.

As a condition to the issuances of Restricted Stock, the recipients were required to make an 83(b) election with the Internal Revenue Service.  Making an 83(b) election permits each recipient to include the value of stock received as taxable income for the recipient’s current tax year.  The Company has agreed to make a cash payment to each of the recipients equal to the amount necessary to pay tax liabilities resulting from the 83(b) election and the additional tax liability from such payment.

Included in other current liabilities at March 31, 2001, is an accrual of $751,000 for the above Restricted Stock grants.

5.          INCOME TAXES

Income tax expense (benefit) from continuing operations for the year ended March 31, 2001, the eleven months ended March 31, 2000 and the year ended April 30, 1999, is comprised of the following components:
	Federal	State	Total
1999
Current	$-	$-	$-
Deferred	(9,522,035)	(1,680,359)	(11,202,394)
Valuation Allowance	9,522,035	1,680,359	11,202,394
Total	$-	$-	$-

2000
Current	$-	$105,583	$105,583
Deferred	(6,218,617)	(292,805)	(6,511,422)
Valuation Allowance	8,979,486	1,056,410	10,035,896
Total	$2,760,869	$869,188	$3,630,057

2001
Current	$-	$93,862	$93,862
Deferred	(3,939,119)	(281,793)	(4,220,912)
Valuation Allowance	3,939,119	281,793	4,220,912
Total	$-	$93,862	$93,862

As of March 31, 2001 and 2000, temporary differences which result in deferred tax assets and liabilities are as follows:
	2001	2000
Current:
Inventories capitalized for income tax purposes	$517,403	$1,680,849
Bad debt reserves	333,203	370,918
Inventory reserves	1,720,589	3,567,474
Accrued vacation	202,538	149,057
Prepaid expenses	-	(79,890)
Accrued exit costs	193,209	921,305
Accrued stock grant	285,380	-
Less: Valuation allowance	(3,252,322)	(6,609,713)
Net Current Deferred Tax Asset	$-	$-

Noncurrent
Federal NOL carryforward	$21,460,919	$14,134,515
State NOL carryforward	2,691,816	2,011,519
AMT credit carryforward	1,455,524	1,455,524
R&D credit carryforward	658,732	658,732
Capital loss carryforward	106,261	106,261
Excess of tax over book depreciation	(3,543,092)	(3,879,646)
Income for tax purposes, not book	-	824,600
Other	-	(59,648)
Less: Valuation allowance	(22,830,160)	(15,251,857)
Net Noncurrent Deferred tax Asset	$-	$-

The Company has approximately $63.1 million of federal and $67.3 million of state net operating loss carryforwards that expire in varying amounts through the year 2020. The Company also has available income tax credits of $658,732, expiring on varying dates through 2014 and alternative minimum tax credits of $1,455,524, which do not expire.

During the year ended March 31, 2001, the Company increased its valuation allowance by approximately $4.2 million due to uncertainty regarding the realizability of its net deferred tax assets.

A reconciliation of the expected income tax benefit at the federal statutory income tax rate to the Company's actual income tax expense for the year ended March 31, 2001, the eleven months ended March 31, 2000 and for the year ended April 30, 1999, is as follows:
	2001	2000	1999

Federal statutory income tax rate	34%	34%	34%
Computed "expected" income tax benefit	$(11,276,716)	$(8,413,231)	$(10,110,276)
Increase (reduction) in taxes resulting from:
State income taxes, net of federal benefit	(124,035)	(989,792)	(1,109,037)
General business credit carryforward	-	-	(18,000)
Non-deductible expenses	891,669	523,768	111,000
Abandonment of goodwill	6,262,827	2,447,256	-
Change in valuation allowance	4,220,912	10,035,896	11,202,394
Other	119,205	26,160	(76,081)
Actual income tax expense (benefit)	$93,862	$3,630,057	$-
Effective income tax rate	-0.3%	-14.7%	0.0%

6.          EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) plan (the “Plan”) for all employees who have completed one year of service. Participants may contribute up to 20% of their annual compensation subject to dollar limitations of Section 402(g) of the Internal Revenue Code. Under the provisions of the Plan, the Company will make a matching contribution of 50% of the first 4% of employee contributions.  The Company’s matching portion vests 20% per year over 5 years. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company made matching contributions of $12,792 during the year ended March 31, 2001.  Prior to fiscal 2001, Company matching contributions were optional at the discretion of the Board of Directors.  No contributions were made to the Plan for the eleven months ended March 31, 2000, or the year ended April 30, 1999.

7.          COMMITMENTS AND CONTINGENCIES

Operating Leases – The Company leases its office and operating facilities and various equipment under non-cancelable agreements.

Rent expense was $1,495,827, $1,462,355 and $1,498,071, for the year ended March 31, 2001, the eleven months ended March 31, 2000 and the year ended April 30, 1999, respectively.

Future minimum lease payments under operating leases for the years ending March 31 are as follows:
2002	$1,872,277
2003	1,409,730
2004	1,297,219
2005	1,310,879
2006	1,121,342
Thereafter	5,569,849
Total	$12,581,296

8.          INDUSTRY SEGMENTS

Segments:

The Company’s business segments are Natural Products, Technical Services and Fine Chemicals, each having a separate management team and infrastructure, offering different products and services, and utilizing different marketing strategies to target customers. Included in corporate and other are the results of the Company’s paclitaxel activities, which have been terminated in connection with the Merger.

Selected financial information from the Company’s business segments are as follows:
	Year Ended March 31, 2001
	Natural Products	Technical Services	Fine Chemicals	Corporate and Other	Total
Revenues	$21,380,902	$16,246,044	$28,415,694	$670,970	$66,713,610
Cost of revenues	25,113,646	14,097,545	24,750,783	-	63,961,974
Gross profit (loss)	(3,732,744)	2,148,499	3,664,911	670,970	2,751,636
Operating expenses	5,064,446	4,677,447	2,586,654	23,115,826	35,444,373
(Loss) income from operations	(8,797,190)	(2,528,948)	1,078,257	(22,444,856)	(32,692,737)
Net income (loss)	$(10,264,981)	$(2,823,348)	$747,243	$(20,919,587)	$(33,260,673)

	Eleven Months Ended March 31, 2000
	Natural Products	Technical Services	Fine Chemicals	Corporate and Other	Total
Revenues	$28,329,424	$15,442,139	$28,695,223	$8,694,819	$81,161,605
Cost of revenues	36,683,740	13,017,485	24,139,555	4,502,453	78,343,233
Gross profit (loss)	(8,354,316)	2,424,654	4,555,668	4,192,366	2,818,372
Operating expenses	7,666,895	4,569,927	3,003,978	10,531,276	25,772,076
(Loss) income from operations	(16,021,211)	(2,145,273)	1,551,690	(6,338,910)	(22,953,704)
Net income (loss)	$(15,885,246)	$(2,043,702)	$951,693	$(11,397,600)	$(28,374,855)

	Year Ended April 30, 1999
	Natural Products	Technical Services	Fine Chemicals	Corporate and Other	Total
Revenues	$13,826,862	$17,220,146	$-	$5,218,413	$36,265,421
Cost of revenues	12,499,299	13,099,557	-	23,587,429	49,186,285
Gross profit (loss)	1,327,563	4,120,589	-	(18,369,016)	(12,920,864)
Operating expenses	4,603,711	3,457,710	-	8,325,888	16,387,309
(Loss) income from operations	(3,276,148)	662,879	-	(26,694,904)	(29,308,173)
Net income (loss)	$(3,276,148)	$662,879	$-	$(27,122,837)	$(29,736,106)

The Company determines segment results consistent with its consolidated accounting policies. Included in Corporate and Other in the year ended March 31, 2001 is a charge of $17.7 million in connection with the write-down of goodwill and impaired fixed assets.  Included in Natural products and Technical Services operating expenses for the eleven months ended March 31, 2000 are charges of $8.7 million and $.5 million, respectively, for the cessation of operations at Wilcox Natural Products and the consolidation of laboratory operations.  Included in Corporate and Other in 1999 are charges of $19.7 million in cost of revenues and $5.9 million in operating expenses to exit the paclitaxel business.  During the eleven months ended March 31, 2000, $4.0 million of the $19.7 million charge to cost of revenues was reversed and that reversal is included in Corporate and Other.

Foreign Sales

Export sales were $548,485, $7,371,079 and $2,269,434 in the year ended March 31, 2001, the eleven months ended March 31, 2000, and the year ended April 30, 1999, respectively. The Company has no foreign assets.

9.          RELATED PARTY TRANSACTIONS

The Company sells natural product raw materials to ZBI.  During the year ended March 31, 2001 and the eleven months ended March 31, 2000, sales to ZBI totaled $3,218,947 and $3,781,131, respectively.  The related trade accounts receivable due from ZBI totaled $137,951 and $1,131 at March 31, 2001 and 2000, respectively.

The Company also purchases raw materials from ZBI.  At March 31, 2001 and 2000, amounts due to ZBI totaled $2,988,160 and $847,157, respectively.

10.        QUARTERLY INFORMATION (UNAUDITED)

	Three Months Ended
	06/30/00	09/30/00	12/31/00	03/31/01

Revenues	$21,739,639	$17,371,102	$13,139,666	$14,463,203
Cost of revenues	19,511,518	15,479,271	14,912,271	14,058,914
Gross profit (loss)	2,228,121	1,891,831	(1,772,605)	404,289
Operating expenses	4,208,676	4,315,817	4,093,906	22,825,974
Loss from operations	(1,980,555)	(2,423,986)	(5,866,511)	(22,421,685)
Net loss	$(1,923,887)	$(3,073,579)	$(5,153,059)	$(23,110,148)
Net loss per share	$(0.40)	$(0.63)	$(1.05)	$(4.56)

	Three Months Ended			Two Months Ended
	06/30/99	09/30/99	12/31/99	03/31/00

Revenues	$13,993,807	$27,383,418	$23,033,378	$16,751,002
Cost of revenues	13,020,276	23,305,196	19,427,979	22,589,782
Gross profit (loss)	973,531	4,078,222	3,605,399	(5,838,780)
Operating expenses	2,941,995	5,240,800	4,621,453	12,967,828
Loss from operations	(1,968,464)	(1,162,578)	(1,016,054)	(18,806,608)
Net loss	$(2,128,457)	$(1,738,818)	$(1,550,434)	$(22,957,146)
Net loss per share	$(0.67)	$(0.34)	$(0.31)	$(4.77)