Form 10-Q
period 2001-06-30
HAUSER INC
filed 2001-08-14
CIK 773723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT
TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001	Commission File No. 0-17174

HAUSER, INC.
 (Exact name of Registrant as specified in its charter)

DELAWARE	84-0926801

(State or other jurisdiction ofincorporation or organization)	(I.R.S. Employer Identification Number)

5555 Airport Blvd., Boulder, Colorado	80301

(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value	5,712,262

Class	Outstanding at July 31, 2001

HAUSER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS-Unaudited
	Three months ended June 30,

	2001	2000

REVENUES:
Dietary Supplements	$9,411,000	$12,654,000
Fine chemicals	1,606,000	4,418,000
Technical services	4,733,000	4,265,000
Pharmaceuticals	-	403,000

Total revenues	15,750,000	21,740,000

COST OF REVENUES:
Dietary Supplements	7,400,000	11,781,000
Fine chemicals	1,331,000	4,385,000
Technical services	3,577,000	3,346,000

Total cost of revenues	12,308,000	19,512,000

GROSS PROFIT	3,442,000	2,228,000

OPERATING EXPENSES:
Research and development	671,000	533,000
Sales and marketing	761,000	848,000
General and administrative	2,188,000	2,828,000

Total operating expenses	3,620,000	4,209,000

LOSS FROM OPERATIONS	(178,000)	(1,981,000)

OTHER INCOME (EXPENSE):
Interest and other income	5,000	17,000
Interest expense	(445,000)	(587,000)
Net gain from sale of assets	-	627,000

Total other (expense) income	(440,000)	57,000

LOSS BEFORE INCOME TAX	(618,000)	(1,924,000)
INCOME TAX EXPENSE (BENEFIT)	-	-

NET LOSS	$(618,000)	$(1,924,000)

LOSS PER SHARE BASIC AND DILUTED:	$(0.12)	$(0.40)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC AND DILUTED	5,205,582	4,818,372

See notes to consolidated financial statements.

HAUSER, INC.
CONSOLIDATED BALANCE SHEETS-Unaudited
	June 30,	March 31,
ASSETS	2001	2001

CURRENT ASSETS:
Cash and cash equivalents	$785,000	$616,000
Accounts receivable, less allowance for doubtful accounts: June 30, 2001, $795,000; March 31, 2001, $877,000	12,442,000	12,272,000
Inventory, at cost or market	9,719,000	9,802,000
Prepaid expenses and other	1,064,000	928,000

Total current assets	24,010,000	23,618,000

PROPERTY AND EQUIPMENT:
Land and buildings	8,968,000	8,967,000
Laboratory and processing equipment	17,390,000	17,402,000
Furniture and fixtures	3,596,000	3,588,000

Total property and equipment	29,954,000	29,957,000
Accumulated depreciation and amortization	(17,805,000)	(17,258,000)

Net property and equipment	12,149,000	12,699,000

OTHER ASSETS:
Goodwill, less accumulated amortization: June 30, 2001 $1,329,000; March 31, 2000, $1,273,000	892,000	948,000
Deposits and other	573,000	574,000

	$37,624,000	$37,839,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,652,000	$2,833,000
Current portion of long-term debt	18,742,000	18,790,000
Accrued salaries and benefits	1,076,000	1,300,000
Deposits	605,000	643,000
Accrued exit costs	466,000	508,000
Other current liabilities	6,262,000	5,814,000

Total current liabilities	29,803,000	29,888,000

LONG-TERM DEBT	19,000	36,000

NOTE PAYABLE TO RELATED PARTY	2,734,000	2,705,000

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; 20,000,000 shares authorized; shares issued and outstanding: June 30, 2001, 5,668,507; March 31, 2001, 5,072,742	5,000	5,000
Additional paid-in capital	95,019,000	94,544,000
Warrants	354,000	354,000
Accumulated deficit	(90,310,000)	(89,693,000)

	5,068,000	5,210,000

	$37,624,000	$37,839,000

See notes to consolidated financial statements.

HAUSER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS-Unaudited

	Three months ended June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$296,000	$(1,103,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(62,000)	(119,000)
Proceeds from sale of investment	-	1,599,000

Net cash (used in) provided by investing activities	(62,000)	1,480,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of bank line of credit	-	(1,248,000)
Proceeds from related party note payable	-	969,000
Repayments of long-term debt	(66,000)	(299,000)
Proceeds from issuance of common stock and warrants	1,000	10,000

Net cash used in financing activities	(65,000)	(568,000)

Net increase (decrease) in cash and cash equivalents	169,000	(191,000)

Cash and cash equivalents, beginning of period	616,000	1,273,000

Cash and cash equivalents, end of period	$785,000	$1,082,000

See notes to consolidated financial statements.

HAUSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2001 AND MARCH 31, 2001 AND FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)

1.          BUSINESS ORGANIZATION

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

The Company has experienced significant losses from operations.  The operating losses in fiscal years ended 2000 and 2001 resulted from a worldwide oversupply of dietary supplement products.  The Company has terminated the production of its paclitaxel product and reduced its operating costs through closure of the Wilcox Natural Products operations; substantially reduced manufacturing costs while increasing manufacturing efficiencies; consolidated its technical services operations; and restructured its administrative activities.

The Company completed a merger in June, 1999 (the "Merger") with three subsidiaries (the "Contributed Subsidiaries) of Zuellig Group N.A., Inc. ("ZGNA"), and Zuellig Botanicals, Inc. ("ZBI").  As a result of the decline in the dietary supplement industry, among others factors, the Company deemed the goodwill recorded in the connection to the Merger to be impaired.  During the year ended March 31, 2001, the Company recorded a charge of $16,481,124, to write down the remaining goodwill balance which had been initially recorded in connection with the Merger. The Company believed the goodwill had no residual value because of hte significant losses being incurred by the Contributed Subsidiaries and the continued oversupply of dietary supplements in the Company's markets leading to a reduction of the demand and the prices for the Company's products. In addition, a charge of $1,248,044 was recorded during the fiscal 2001 to write down fixed assets no longer utilized in the Company's operations to zero.  The fixed assets were written down to zero because of their specialized nature and the lack of alternative uses for the equipment.

The Company believes that the actions described above, combined with a continued focus on achieving efficiency through increased sales, reduced costs and operating cost reductions will enable the Company to sustain operations throughout fiscal 2002.

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2001, and the results of its operations and its cash flows for the three month periods ended June 30, 2001 and 2000. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain fiscal 2001 amounts have been reclassified to conform to the fiscal 2002 presentation.

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

Earnings per Share - The Company calculates basic earnings (loss) per share by dividing the net earnings or loss by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is determined by dividing the net earnings or loss by the sum of (1) the weighted average number of common shares outstanding and (2) if not antidilutive, the effect of outstanding warrants and stock options determined utilizing the treasury stock method. For the three months ended June 30, 2001, and 2000, 1,826,873 and 1,736,454 options and warrants, respectively, were excluded from the calculation of diluted loss per share since the result would have been antidilutive.

Concentration of Credit Risk – The Company is exposed to credit risk from its cash and cash equivalents and  trade receivables. The Company’s policy is to place cash and cash equivalents in financial institutions it believes to be financially sound, however amounts deposited may exceed balances federally insured by the U.S. Government. The Company generally grants credit to its customers without collateral. The Company’s creditors are concentrated in the food processing, dietary supplement and pharmaceutical industries. During the three months ended June 30, 2001 and 2000, no customer accounted for more than 10% of the Company’s revenues.

Income Taxes – The Company paid no income taxes for the quarters ended June 30, 2001 and 2000.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation.

3.          INVENTORIES

Inventories, at cost, are classified as follows:

	June 30,	March 31,
	2001	2001

Raw Materials and Supplies	$939,000	$908,000
Work in Process	1,239,000	1,338,000
Finished Goods	7,541,000	7,556,000

Total Inventories	$9,719,000	$9,802,000

4.          DEBT

Notes payable and long-term debt consisted of the following:

	June 30, 2001	March 31, 2001

Line of Credit	$18,554,000	$18,554,000
Subordinated Note Payable (6.5%)	2,734,000	2,705,000
Capital Leases	207,000	272,000

Total	21,495,000	21,531,000
Less Current Portion	18,742,000	18,790,000

Long Term Debt	$2,753,000	$2,741,000

The Company paid $470,000 and $569,000 in interest for the quarters ended June 31, 2001 and 2000, respectively.

Lines of Credit – In June 1999,  Wells Fargo provided a $35.0 million line of credit and a $10.0 million fixed asset line (the “Credit Facility”).  The Credit Facility is collateralized by all of the Company’s assets.  In October 2000, the Credit Facility was amended to revise the financial covenants.  In addition, the $35.0 million line of credit was reduced to $17.0 million effective March 31, 2001.  In March 2001, the Credit Facility was further amended to revise the financial covenants, and to change the total commitment to $19.0 million effective March 31, 2001, reduced to $17.0 million effective August 15, 2001.  The amended Credit Facility includes minimum operating cash flow and tangible net worth requirements, bears interest at the prime borrowing rate (6.75% at June 30, 2001) and expires on September 30, 2001.  The Company was in compliance with the terms of the amended Credit Facility as of June 30, 2001; however the Company does not expect to decrease its outstanding indebtedness to $17 million by August 15, 2001, as is required by the Credit Facility.  The Company is currently in negotiatons will Wells Fargo to amend the Credit Facility

In October 2000, as a condition to Wells Fargo entering into the amendment to the Credit Facility, the Company sold a $3.0 million Subordinated Promissory Note (the “Note”) to Zatpack, Inc. (“Zatpack”).  Zatpack owns 100% of Zuellig Group N.A., Inc. (“ZGNA”),the Company’s majority shareholder (41% as of June 30, 2001).    The Note is subordinate to the Credit Facility, accrues interest at a rate of 6.5%, requires no principal or interest payments until its maturity date of October 2003, and has five-year warrants attached.  The warrants permit Zatpack to purchase 992,789 shares of the Company’s common stock at a price of approximately $0.5855 per share.

The Company has recorded a discount of $354,237 in connection with the warrants attached to the Note described above.  The discount will be amortized to interest expense on a straight-line basis over the term of the Note, through September 2003.  Interest expense of $29,520 was recorded during the quarter ended June 30, 2001 in connection with the amortization of the discount.

There can be no assurance that Wells Fargo will agree to amend or renew the Credit Facility on terms acceptable to the Company.  In the event that the Company is unable to successfully negotiate a new credit facility, alternative financing would be required. There is no assurance that such alternative financing will be available when and if needed by the Company.  If alternative financing is not available, or the terms of the alternative  financing are not acceptable to the Company, the Company would have to delay planned expenditures,  reduce its level of spending, and obtain additional capital to meet its liquidity needs.  These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

5.          RELATED PARTY TRANSACTIONS AND OTHER

The Company sells botanical raw materials to Zuellig Botanicals, Inc. (“ZBI”), a wholly owned subsidiary of ZGNA.  During the three months ended June 30, 2001 and 2000, sales to ZBI totaled $387,000 and $2,277,000 respectively.  The related trade accounts receivable due from ZBI totaled $387,000 and $138,000 at June 30, 2001 and March 31, 2001, respectively.  The Company also purchases raw materials from ZBI.  At June 30 and March 31, 2001, amounts due to ZBI totaled $4,007,000 and $2,988,000, respectively.

During the quarter ended June 30, 2001, the Company granted restricted stock to certain key employees.  If the recipients cease to be employees of the Company prior to May 31, 2004, other than due to death or permanent disability, the restricted stock will be forfeited.  As a result of these grants, shareholder's equity increased by approximately $475,000 for the quarter.

6.          OPERATING SEGMENTS

The Company’s three business segments are: Dietary Supplements, Fine Chemicals, and Technical Services, each having a separate management team and infrastructure offering different products and services, and utilizing different marketing strategies to customers.  During the quarter ended June 30, 2001, the Company reclassified certain product lines to align management responsibilities with the related products.  The Company now classifies nutritional supplement products, which were formerly classified as Fine Chemicals, as Dietary Supplements.  In addition, the Company now classifies certain functional food ingredients, which were formally classified as Dietary Supplements, as Fine Chemicals.  The Company has restated the corresponding information for the prior year to conform to the current composition of the Company’s reportable segments.  Included in corporate and other are the results of the Company’s paclitaxel related activities, which have been terminated.  Selected financial information from the Company’s business segments are as follows:

	Three Months Ended June 30, 2001
	Dietary Supplements	Fine Chemicals	Technical Services	Corporate and Other	Total

Revenues	$9,411,000	$1,606,000	$4,733,000	$-	$15,750,000
Cost of revenues	7,400,000	1,331,000	3,577,000	-	12,308,000
Gross profit	2,011,000	275,000	1,156,000	-	3,442,000
Operating expenses	1,764,000	357,000	938,000	561,000	3,620,000
(Loss) income from operations	247,000	(82,000)	218,000	(561,000)	(178,000)
Net income (loss)	$65,000	$(166,000)	$75,000	$(592,000)	$(618,000)

	Three Months Ended June 30, 2000
	Dietary Supplements	Fine Chemicals and Excipients	Technical Services	Corporate and Other	Total

Revenues	$12,654,000	$4,418,000	$4,265,000	$403,000	$21,740,000
Cost of revenues	11,781,000	4,385,000	3,346,000	-	19,512,000
Gross profit	873,000	33,000	919,000	403,000	2,228,000
Operating expenses	1,811,000	180,000	1,227,000	991,000	4,209,000
(Loss) income from operations	(938,000)	(147,000)	(308,000)	(588,000)	(1,981,000)
Net income (loss)	$(1,330,000)	$(201,000)	$(335,000)	$(58,000)	$(1,924,000)

7.          RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the FASB issued SFAS 141 “Business Combinations” and SFAS 142 “Goodwill and Other Intangible Assets”.  These statements establish new accounting standards for goodwill acquired in a business combination, and continue to require recognition of goodwill as an asset but does not permit amortization of goodwill as previously required by Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets.”  Furthermore, certain intangible assets that are not separate from goodwill will also not be amortized under the new standards.

SFAS 141 and 142 established a new method of testing goodwill for impairment, requiring that goodwill be separately tested for impairment using a fair-value-based approach.  These provisions apply not only to goodwill arising from acquisitions completed after June 30, 2001 but also to the unamortized balance of goodwill at the date of adoption.  The provisions of these Statements are required to be applied starting with fiscal years beginning after December 15, 2001.  The Company has not fully evaluated the impact upon future operating results from the proposed standard.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company operates in three business segments: Dietary Supplements, Technical Services and Fine Chemicals.

RESULTS OF CONTINUING OPERATIONS:

The following discussion of results of operations is based on a comparison of proforma operating results for the first quarter ended June 30, 2001 and the first quarter ended June 30, 2000.  The proforma operating results for the three months ended June 30, 2000 exclude the impact of paclitaxel related activities.  This information is unaudited.

	Three Months Ended June 30,

	2001	2000

Revenues	$15,750,000	$21,337,000
Cost of Revenues	12,308,000	19,512,000

Gross Profit	3,442,000	1,825,000
Operating Expenses	3,620,000	4,209,000

Loss from Operations	(178,000)	(2,384,000)
Net Loss	$(618,000)	$(2,327,000)

REVENUES.  A breakout of the Company’s revenues by product and service groupings for its continuing activities is as follows:

	Three months ended June 30,

	2001	2000

Dietary Supplements	$9,411,000	$12,654,000
Fine Chemicals	1,606,000	4,418,000
Technical Services	4,733,000	4,265,000

	$15,750,000	$21,337,000

Total proforma revenues decreased $5,587,000 or 26%, to $15,750,000 in the first quarter of fiscal 2002 from $21,337,000 in the first quarter of fiscal 2001.  A discussion of these revenues is set forth below.

             Dietary Supplements revenues decreased $3,243,000, or 26%, to $9,411,000 in the first quarter of fiscal 2002 from $12,654,000 in the first quarter of fiscal 2001.  This decrease is due primarily to a decrease in sales volume of nutritional supplements as well as sales of whole botanical raw materials associated with the liquidation of inventory in connection with the closure of Wilcox.

             Fine Chemicals revenues decreased $2,812,000, or 64%, to $1,606,000 in the first quarter of fiscal 2002 from $4,418,000 in the first quarter of fiscal 2001.  In July 2000, the Company was informed that the Company’s principal excipient supplier, Blanver, had elected to sell products directly.  Accordingly, excipient sales have decreased significantly from the prior year.  Sales of Blanver products totaled $78,000 and $2,522,000 during the quarters ended June 30, 2001 and 2000 respectively.  In addition, a decrease in the sales volume of active pharmaceutical ingredients contributed to the overall decrease in fine chemicals revenue.

             Technical Services revenues increased $468,000, or 11%, to $4,733,000 in the first quarter of fiscal 2002 from $4,265,000 in the first quarter of fiscal 2001.  This increase is due primarily to the completion of Shuster’s new facility in the fall of 2000 and the efficiencies achieved as a result of being located in that facility.

GROSS PROFIT.  Proforma gross profit increased $1,617,000, or 89%, to $3,442,000 in the first quarter of fiscal 2002 from $1,825,000 in the first quarter of fiscal 2001 despite a 26% decrease in sales.  Gross profit as a percentage of sales increased to 22% in the first quarter of fiscal 2002 from 9% in the first quarter of fiscal 2001.  The ability of the Company to acquire inventory at lower average costs, together with a favorable mix of sales of more profitable products is responsible for the increase.  The Company's previous writedowns of its inventory from cost to market also contributed to the improved gross profit margin in 2001.

RESEARCH AND DEVELOPMENT.  Research and Development (“R&D”) spending increased $138,000, or 26%, to $671,000 during the first quarter of fiscal 2002 from $533,000 in the first quarter of fiscal 2001.  This increase was due to the Company’s increased concentration on developing proprietary, clinically supported natural extract products.  As a percentage of revenues, research and development costs increased from 2% to 4% of revenues between periods.

SALES AND MARKETING.  Sales and Marketing expenses decreased $87,000, or 10%, to $761,000 in the first quarter of fiscal 2002 from $848,000 during the first quarter of fiscal 2001.  The reduction in cost is due to the consolidation of certain sales functions.  As a percentage of revenues, sales and marketing costs increased slightly from 4% to 5% of revenues due their fixed cost components.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative (“G&A”) expenses decreased by $640,000, or 23%, to $2,188,000 during the first quarter of fiscal 2002 from $2,828,000 during the first quarter of fiscal 2001.  As a percentage of revenues, G&A costs decreased from 13% to 10% of revenues between periods.  This decrease is due to the consolidation of certain administrative functions.  In addition, during the fiscal year ended March 31, 2001, the Company recorded a charge of $16,481,000 to write down goodwill.  As a result of this write-off, goodwill amortization decreased from $282,000 to $56,000 in the quarters ended June 30, 2000 and 2001, respectively.

INTEREST EXPENSE.  Interest expense decreased $142,000, or 24%, to $445,000 during the first quarter of fiscal 2002 from $587,000 during the first quarter of fiscal 2001.  This decrease is due to the reduction in debt levels in comparison to the prior year.  In addition, the reduction in the prime interest rate reduced interest expense.

OPERATING RESULTS.  Proforma loss from operations decreased by $2,206,000, or 93%, to $178,000 during the first quarter of fiscal 2002 from a proforma operating loss of $2,384,000 during the first quarter of fiscal 2001.  This decrease is due the factors listed above.  The proforma loss before income tax decreased $1,709,000, or 73%, to $618,000 during the first quarter of fiscal 2002 from $2,327,000 during the first quarter of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Total cash and cash equivalents were $785,000 at June 30, 2001, compared to $616,000 at March 31, 2001.  The Company’s primary cash needs are for operations, working capital and capital expenditures.

Cash provided by operating activities for the quarter ended June 30, 2001 was $296,000. This amount is comprised primarily of a net loss of $618,000, offset primarily by non-cash charges of $713,000, and changes in working capital of $201,000.

Cash used in investing activities is comprised of capital expenditures of $62,000.

The Company’s Credit Facility will expire on September 30, 2001.  Further, the Company does not expect to decrease its indebtedness under the Credit Facility to $17 million by August 15, 2001, as is required by the Credit Facility. The Company is currently in negotiations with Wells Fargo to amend and renew the Credit Facility.  There can be no assurance that Wells Fargo will agree to renew the Credit Facility on terms acceptable to the Company.  In the event that the Company is unable to successfully negotiate a new credit facility, alternative financing would be required. There is no assurance that such alternative financing will be available when and if needed by the Company.  If alternative financing is not available, or the terms of the alternative  financing are not acceptable to the Company, the Company would have to delay planned expenditures,  reduce its level of spending, and obtain additional capital to meet its liquidity needs.  These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects to meet its liquidity requirements through cash flows from operations, the Credit Facility and if necessary, reductions of capital expenditures, research and development activities and other sources of capital.  The Company believes that current cash reserves, the Credit Facility and funds generated from operating activities will be sufficient to meet the Company’s liquidity needs within the next twelve months.

WORKING CAPITAL. Working capital as of June 30, 2001 was $(5,793,000) as compared to $(6,270,000) as of March 31, 2001.

INCOME TAXES.  The Company’s net deferred income taxes had a net zero balance at June 30, 2001. Additionally, as of June 30, 2001, the Company had a valuation allowance of approximately $26,000,000.  Included in gross deferred tax assets at June 30, 2001, are federal and state net operating loss carryforwards of approximately $63,300,000 and $67,300,000 respectively, income tax credits of approximately $659,000 and alternative minimum tax credits of approximately $1,500,000.  Although the deferred income taxes have been fully reserved, the reserve may be reversed and a related benefit recorded in the future when and if the assets are deemed realizable.

BACKLOG. Backlog of unfilled sales orders was $3,384,000 as of June 30, 2001, compared to $5,700,000 as of March 31, 2001. Backlog consists of unfilled sales orders for Dietary Supplements, Fine Chemicals and Technical Services. Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of changes in United States interest rates. These exposures are directly related to the Company’s fixed and variable rate borrowings used to fund its operations. Additionally, the Company is exposed to market risk because of market price reductions for botanical raw materials and extracts.  The Company performs ongoing evaluations regarding the net realizable value of inventory and writes down such inventory as appropriate.  Historically and as of June 30, 2001, the Company has not used derivative instruments or engaged in hedging activities.

The interest payable on the Company’s revolving line of credit is variable based on the prime rate, and is therefore, affected by changes in market interest rates. At June 30, 2001, $18,554,000 was outstanding with an interest rate of 6.75% (prime).  Should the Company be required to obtain financing for the existing line elsewhere, or should the Company’s liquidity needs exceed amounts available under this line of credit, the interest rate to replace the credit facilities might be significantly higher. For example, if the interest rate on the Company’s line of credit had been 2% higher for its quarter ended June 30, 2001, the Company would have incurred additional interest expense of approximately $93,000, with an associated $0.02 increase in the per share loss for the quarter. Therefore, the Company’s exposure to changes in interest rates will be significant until such time as its operating results permit it greater access to other lenders and lending instruments on terms equivalent to those available under the Credit Facility.

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

PART 2.  OTHER INFORMATION

Item 1.  Legal Proceedings.

             Reference is made to the Company’s Report on Form 10Q for the period ended September 30, 2000.

Item 2.  Changes in Securities.

             In February 2001, the Board of Directors approved a grant of shares of its common stock (the “Restricted Stock”) to certain of its key employees.  In June 2001, the Company issued 520,000 shares of restricted common stock to such employees at no cost to the employee.  In August 2001, the Company issued 30,000 shares of restricted common stock to its Chief Financial Officer.  As a condition to the issuances, the recipients who received options in December 1999 agreed to cancel such options.  If any of the recipients of the Restricted Stock cease to be an employee of the Company prior to May 31, 2004 (the “Restricted Period”), other than due to the death or permanent disability of the recipient, the Restricted Stock will be forfeited to the Company.  The Restricted Stock becomes fully vested and the restrictions imposed thereon lapse on the earlier of the end of the Restricted Period or the permanent disability or death of the recipient.  The market price of the stock on the dates of the issuances was $0.84 and $0.68, respectively.

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

Item 3.   Defaults Upon Senior Securities.

             As of August 14, 2001, the Company was in compliance with its financial covenants in the Credit Facility.  However, the Company does not expect to decrease its outstanding indebtedness under the Credit Facility to $17 million by August 15, 2001, as required by the Credit Facility.  The Company is currently in negotiations with Wells Fargo to amend the Credit Facility.  The Company expects to meet its liquidity requirements through cash flows from operations, and from an amended Credit Facility.  There can be no assurance that Wells Fargo will agree to renew the Credit Facility on terms acceptable to the Company.  In the event that the Company is unable to successfully negotiate a new credit facility, alternative financing would be required. There is no assurance that such alternative financing will be available when and if needed by the Company.  If alternative financing is not available, or the terms of the alternative  financing are not acceptable to the Company, the Company would have to delay planned expenditures and/or reduce its level of spending to meet its liquidity needs.  These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

Item 4.  Submission of Matters to a Vote of Security Holders.
                           None

Item 5.   Other Information.

                           None

Item 6.  Exhibits and Reports on Form 8-K.

             (a)         Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Company’s report on Form 10-K for the period ended March 31, 2001.

(b)        Reports on Form 8-K

             None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAUSER, INC.

Date: August 14, 2001	/s/ Kenneth C. Cleveland

Kenneth C. Cleveland
Chief Executive Officer

Date: August 14, 2001	/s/ Thomas W. Hanlon

Thomas W. Hanlon
Chief Financial Officer