Form 10-Q
period 2001-09-30
HAUSER INC
filed 2001-11-19
CIK 773723

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT
TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001	Commission File No. 0-17174

HAUSER, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	84-0926801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
5555 Airport Blvd., Boulder, Colorado	80301
(Address of principal executive offices)	(Zip Code)

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

Yes /x/    No / /

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value	5,781,965
Class	Outstanding at October 31, 2001

HAUSER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited

	Three months ended September 30,		Six months ended September 30,
	2001	2000	2001	2000
REVENUES:
Dietary supplements	$7,595,000	$10,117,000	$17,006,000	$22,771,000
Pharmaceutical and Functional Ingredients	1,321,000	3,286,000	2,927,000	7,704,000
Technical services	4,531,000	3,703,000	9,264,000	7,968,000
Pharmaceuticals	—	265,000	—	668,000

Total revenues	13,447,000	17,371,000	29,197,000	39,111,000

COST OF REVENUES:
Dietary supplements	5,910,000	9,280,000	13,310,000	21,061,000
Pharmaceutical and Functional Ingredients	1,100,000	2,797,000	2,431,000	7,182,000
Technical services	3,663,000	3,402,000	7,240,000	6,748,000

Total cost of revenues	10,673,000	15,479,000	22,981,000	34,991,000

GROSS PROFIT	2,774,000	1,892,000	6,216,000	4,120,000

OPERATING EXPENSES:
Research and development	609,000	776,000	1,280,000	1,309,000
Sales and marketing	722,000	1,241,000	1,483,000	2,089,000
General and administrative	1,981,000	2,300,000	4,169,000	5,129,000

Total operating expenses	3,312,000	4,317,000	6,932,000	8,527,000

LOSS FROM OPERATIONS	(538,000)	(2,425,000)	(716,000)	(4,407,000)

OTHER INCOME (EXPENSE):
Interest and other income	4,000	11,000	9,000	28,000
Interest expense	(377,000)	(631,000)	(822,000)	(1,219,000)
Net gain from sale of assets	—	(29,000)	—	601,000

Total other (expense) income	(373,000)	(649,000)	(813,000)	(590,000)

LOSS BEFORE INCOME TAX	(911,000)	(3,074,000)	(1,529,000)	(4,997,000)
INCOME TAX EXPENSE (BENEFIT)	—	—	—	—

NET LOSS	$(911,000)	$(3,074,000)	$(1,529,000)	$(4,997,000)

LOSS PER SHARE BASIC AND DILUTED:	$(0.16)	$(0.63)	$(0.28)	$(1.03)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC AND DILUTED	5,701,778	4,874,606	5,455,036	4,855,366

See notes to consolidated financial statements.

HAUSER, INC.

CONSOLIDATED BALANCE SHEETS—Unaudited

	September 30, 2001	March 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$539,000	$616,000
Accounts receivable, less allowance for doubtful accounts:
September 30, 2001, $830,000; March 31, 2001, $877,000	10,914,000	12,272,000
Inventory, at cost or market	9,887,000	9,802,000
Prepaid expenses and other	1,149,000	928,000

Total current assets	22,489,000	23,618,000

PROPERTY AND EQUIPMENT:
Land and buildings	8,985,000	8,967,000
Laboratory and processing equipment	17,184,000	17,052,000
Furniture and fixtures	4,324,000	3,938,000

Total property and equipment	30,493,000	29,957,000
Accumulated depreciation and amortization	(18,224,000)	(17,258,000)

Net property and equipment	12,269,000	12,699,000

OTHER ASSETS:
Goodwill, less accumulated amortization:
September 30, 2001 $1,384,000; March 31, 2000, $1,273,000	837,000	948,000
Deposits and other	565,000	574,000

	$36,160,000	$37,839,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,959,000	$2,833,000
Current portion of long-term debt	18,692,000	18,790,000
Accrued salaries and benefits	982,000	1,300,000
Deposits	556,000	643,000
Accrued exit costs	299,000	508,000
Other current liabilities	5,710,000	5,814,000

Total current liabilities	29,198,000	29,888,000

LONG-TERM DEBT	—	36,000

NOTE PAYABLE TO RELATED PARTY	2,764,000	2,705,000

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; 50,000,000 shares authorized; shares issued and outstanding: September 30, 2001, 5,712,262; March 31, 2001, 5,072,742	6,000	5,000
Additional paid-in capital	95,060,000	94,544,000
Warrants	354,000	354,000
Accumulated deficit	(91,222,000)	(89,693,000)

	4,198,000	5,210,000

	$36,160,000	$37,839,000

See notes to consolidated financial statements.

HAUSER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

	Six months ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$83,000	$1,062,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(543,000)	(984,000)
Proceeds from sale of investment	—	1,599,000

Net cash (used in) provided by investing activities	(543,000)	615,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of bank line of credit	—	(1,248,000)
Proceeds from related party note payable	—	969,000
Repayments of long-term debt	(134,000)	(541,000)
Proceeds from issuance of common stock and warrants	517,000	85,000

Net cash used in financing activities	383,000	(735,000)

Net (decrease) increase in cash and cash equivalents	(77,000)	942,000
Cash and cash equivalents, beginning of period	616,000	1,273,000

Cash and cash equivalents, end of period	$539,000	$2,215,000

See notes to consolidated financial statements.

HAUSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2001 AND MARCH 31, 2001 AND
FOR THE SIX MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

(UNAUDITED)

1.  BUSINESS ORGANIZATION

    Hauser, Inc., a Delaware corporation, together with its wholly-owned subsidiaries (together, "Hauser" or the "Company"), is a leading supplier of natural product extracts, botanical raw materials, and related products to the dietary supplement market in the United States. Hauser manufactures extracts from botanical raw materials using its proprietary technologies in extraction and purification. Hauser and its subsidiaries are able to source, process, and distribute products to the dietary supplement market including branded product sellers. The Company also provides interdisciplinary laboratory testing services, chemical engineering services, and contract research and development. The Company's services are principally marketed to the pharmaceutical, dietary supplement and food ingredient industries.

    The Company has experienced significant losses from operations. The operating losses in fiscal years ended 2001 and 2000 resulted from a worldwide oversupply of dietary supplement products. The Company has terminated the production of its paclitaxel product and reduced its operating costs through closure of the Wilcox Natural Products operations ("Wilcox") substantially reduced manufacturing costs while increasing manufacturing efficiencies consolidated its technical services operations and restructured its administrative activities.

    The Company completed a merger in June 1999 (the "Merger") with three subsidiaries (the "Contributed Subsidiaries") of Zuellig Group N.A., Inc. ("ZGNA"), and Zuellig Botanicals, Inc. ("ZBI"). As a result of the decline in the dietary supplement industry, among other factors, the Company deemed the goodwill recorded in connection with the Merger to be impaired. During the fiscal year ended March 31, 2001, the Company recorded a charge of $16,481,124 to write down the remaining goodwill balance, which had been initially recorded in connection with the Merger. The Company believed the goodwill had no residual value because of the significant losses being incurred by the Contributed Subsidiaries and the continued oversupply of dietary supplements in the Company's markets leading to a reduction in the demand and prices for the Company's products. In addition, a charge of $1,248,044 was recorded during fiscal 2001 to write down fixed assets no longer utilized in the Company's operations to zero. The fixed assets were written down to zero because of their specialized nature and the lack of alternative uses for the equipment.

    The Company believes that the actions described above, combined with a continued focus on achieving efficiency through increased sales, reduced costs and operating cost reductions will enable the Company to sustain operations throughout fiscal 2002.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2001, and the results of its operations and its cash flows for the six month periods ended September 30, 2001 and 2000. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain fiscal 2001 amounts have been reclassified to conform to the fiscal 2002 presentation.

    Principles of Consolidation—The consolidated financial statements include those of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

    Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the carrying amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements. Actual results could differ from those estimates.

    Earnings per Share—The Company calculates basic earnings (loss) per share by dividing the net earnings or loss by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is determined by dividing the net earnings or loss by the sum of (1) the weighted average number of common shares outstanding and (2) if not antidilutive, the effect of outstanding warrants and stock options determined utilizing the treasury stock method. For the six months ended September 30, 2001, and 2000, 1,194,000 and 942,000 options and warrants, respectively, were excluded from the calculation of diluted loss per share since the result would have been antidilutive.

    Concentration of Credit Risk—The Company is exposed to credit risk from its cash and cash equivalents and trade receivables. The Company's policy is to place cash and cash equivalents in financial institutions it believes to be financially sound, however amounts deposited may exceed balances federally insured by the U.S. Government. The Company generally grants credit to its customers without collateral. The Company's customers are concentrated in the food processing, dietary supplement and pharmaceutical industries. During the six months ended September 30, 2000, no customer accounted for more than 10% of the Company's revenues. During the six months ended September 30, 2001, sales to Leiner Health Products, Inc., a customer of the Company, accounted for approximately 11% of the Company's consolidated revenues. The loss of Leiner Health Products, Inc. as a customer of the Company could have a material adverse effect on the Company.

    Income Taxes—The Company paid no income taxes for the quarters ended September 30, 2001 and 2000.

    Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  INVENTORIES

    Inventories, at cost, are classified as follows:

	September 30, 2001	March 31, 2001
Raw Materials and Supplies	$668,000	$908,000
Work in Process	1,190,000	1,338,000
Finished Goods	8,029,000	7,556,000

Total Inventories	$9,887,000	$9,802,000

4.  DEBT

    Notes payable and long-term debt consisted of the following:

	September 30, 2001	March 31, 2001
Line of Credit	$18,554,000	$18,554,000
Subordinated Note Payable (6.5%)	2,764,000	2,705,000
Capital Leases	138,000	272,000

Total	21,456,000	21,531,000
Less Current Portion	18,692,000	18,790,000

Long Term Debt	$2,764,000	$2,741,000

    The Company paid $323,000 and $578,000 in interest for the quarters ended September 30, 2001 and 2000, respectively. For the six month periods ended in September 2001 and 2000, interest paid was $793,000 and $1,147,000, respectively.

    Lines of Credit—In June 1999, Wells Fargo provided a $35 million line of credit and a $10 million fixed asset line (the "Credit Facility"). The Credit Facility is collateralized by all of the Company's assets. In October 2000, the Credit Facility was amended to revise the financial covenants. In addition, the $35 million line of credit was reduced to $17 million effective March 31, 2001. In March 2001, the Credit Facility was further amended to revise the financial covenants, to change the total commitment to $19 million effective March 31, 2001 (reduced to $17.0 million effective August 15, 2001), and to permit an over advance up to $4 million until August 15, 2001. The Company did not decrease its outstanding indebtedness to $17 million or eliminate the over advance by August 15, 2001, as required by the Credit Facility, thereby becoming in default under the agreement. The Credit Facility expired on September 30, 2001. On August 29, 2001, the Company entered into a Forbearance Agreement with Wells Fargo which expired on September 17, 2001. The Company is currently in negotiations with Wells Fargo to amend and renew the Credit Facility.

    There can be no guarantee that Wells Fargo will agree to renew the Credit Facility on terms acceptable to the Company. In the event that the Company is unable to successfully negotiate a new Credit Facility, alternative financing would be required. There is no guarantee that such financing will be available when and if needed by the Company. If alternative financing is not available, or the terms of the alternative financing are not acceptable to the Company, the Company would have to delay planned expenditures, reduce its level of spending and obtain additional capital to meet its liquidity needs. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern.

    In October 2000, as a condition to Wells Fargo entering into the amendment to the Credit Facility, the Company sold a $3.0 million Subordinated Promissory Note (the "Note") to Zatpack, Inc. ("Zatpack"). Zatpack owns 100% of Zuellig Group N.A., Inc. ("ZGNA"), the Company's significant shareholder (38% as of September 30, 2001).  The Note is subordinate to the Credit Facility, accrues interest at a rate of 6.5%, requires no principal or interest payments until its maturity date of October 2003, and has five-year warrants attached. These five-year warrants permit Zatpack to purchase 992,789 shares of the Company's common stock at a price of approximately $0.5855 per share.

    The Company has recorded a discount of $354,237 in connection with the warrants attached to the Note described above. The discount will be amortized to interest expense on a straight-line basis over the term of the Note, through September 2003. Interest expense of $59,040 was recorded during the six months ended September 30, 2001 in connection with the amortization of the discount.

5.  RELATED PARTY TRANSACTIONS AND OTHER

    The Company sells botanical raw materials to Zuellig Botanicals, Inc. ("ZBI"), a wholly owned subsidiary of ZGNA. During the six months ended September 30, 2001 and 2000, sales to ZBI totaled $480,000 and $2,637,000, respectively. The related trade accounts receivable due from ZBI totaled $62,000 and $138,000 at September 30, 2001 and March 31, 2001, respectively.

    During the six months ended September 30, 2001, the Company granted restricted stock to certain key employees. If the recipients cease to be employees of the Company prior to May 31, 2004, other than due to death or permanent disability, the restricted stock will be forfeited. As a result of these grants, shareholder's equity increased by approximately $475,000 for the six month period.

6.  OPERATING SEGMENTS

    The Company's three business segments are: Dietary Supplements, Pharmaceutical and Food Ingredients, and Technical Services, each having a separate management team and infrastructure offering different products and services, and utilizing different marketing strategies to customers. On November 5, 2001, the Company changed the name of its Fine Chemicals segment to Pharmaceutical and Food Ingredients. During the quarters ended June 30, 2001 and September 30, 2001, the Company reclassified certain product lines to align management responsibilities with the related products. The Company now classifies nutritional supplement products, which were formerly classified as Pharmaceutical and Food Ingredients, as Dietary Supplements. In addition, the Company now classifies certain functional food ingredients, which were formally classified as Dietary Supplements, as Pharmaceutical and Food Ingredients. The Company has restated the corresponding information for the prior year to conform to the current composition of the Company's reportable segments. Included in Corporate and Other are the results of the Company's paclitaxel related activities, which have been terminated. Selected financial information from the Company's business segments are as follows:

	Three Months Ended September 30, 2001
	Dietary Supplements	Pharmaceutical and Functional Ingredients	Technical Services	Corporate and Other	Total
Revenues	$7,595,000	$1,321,000	$4,531,000	$—	$13,447,000
Cost of revenues	5,910,000	1,100,000	3,663,000	—	10,673,000
Gross profit (loss)	1,685,000	221,000	868,000	—	2,774,000
Operating expenses	1,531,000	395,000	860,000	526,000	3,312,000
(Loss) income from operations	154,000	(174,000)	8,000	(526,000)	(538,000)
Net income (loss)	$(244,000)	$(137,000)	$(43,000)	$(487,000)	$(911,000)

	Three Months Ended September 30, 2000
	Dietary Supplements	Pharmaceutical and Functional Ingredients	Technical Services	Corporate and Other	Total
Revenues	$10,117,000	$3,286,000	$3,703,000	$265,000	$17,371,000
Cost of revenues	9,280,000	2,797,000	3,402,000	—	15,479,000
Gross profit (loss)	837,000	489,000	301,000	265,000	1,892,000
Operating expenses	1,438,000	1,009,000	1,057,000	813,000	4,317,000
(Loss) income from operations	(601,000)	(520,000)	(756,000)	(548,000)	(2,425,000)
Net income (loss)	$(1,045,000)	$(653,000)	$(815,000)	$(561,000)	$(3,074,000)
	Six Months Ended September 30, 2001
	Dietary Supplements	Pharmaceutical and Functional Ingredients	Technical Services	Corporate and Other	Total
Revenues	$17,006,000	$2,927,000	$9,264,000	$—	$29,197,000
Cost of revenues	13,310,000	2,431,000	7,240,000	—	22,981,000
Gross profit (loss)	3,696,000	496,000	2,024,000	—	6,216,000
Operating expenses	3,295,000	752,000	1,798,000	1,087,000	6,932,000
(Loss) income from operations	401,000	(256,000)	226,000	(1,087,000)	(716,000)
Net income (loss)	$(179,000)	$(303,000)	$32,000	$(1,079,000)	$(1,529,000)
	Six Months Ended September 30, 2000
	Dietary Supplements	Pharmaceutical and Functional Ingredients	Technical Services	Corporate and Other	Total
Revenues	$22,771,000	$7,704,000	$7,968,000	$668,000	$39,111,000
Cost of revenues	21,061,000	7,182,000	6,748,000	—	34,991,000
Gross profit (loss)	1,710,000	522,000	1,220,000	668,000	4,120,000
Operating expenses	3,249,000	1,189,000	2,284,000	1,805,000	8,527,000
(Loss) income from operations	(1,539,000)	(667,000)	(1,064,000)	(1,137,000)	(4,407,000)
Net income (loss)	$(2,375,000)	$(854,000)	$(1,150,000)	$(618,000)	$(4,997,000)

7.  RECENTLY ISSUED ACCOUNTING STANDARDS

    In July 2001, the FASB issued SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets". These statements establish new accounting standards for goodwill acquired in a business combination, and continue to require recognition of goodwill as an asset but does not permit amortization of goodwill as previously required by Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." Furthermore, certain intangible assets that are not separate from goodwill will also not be amortized under the new standards.

    SFAS 141 and 142 established a new method of testing goodwill for impairment, requiring that goodwill be separately tested for impairment using a fair-value-based approach. These provisions apply not only to goodwill arising from acquisitions completed after September 30, 2001 but also to the unamortized balance of goodwill at the date of adoption. The provisions of these Statements are required to be applied starting with fiscal years beginning after December 15, 2001. The Company has not fully evaluated the impact upon future operating results from the proposed standard.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 is not expected to have a material effect on the Company's position.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets". The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". SFAS No. 144 also supercedes the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations—Reporting Occurring Events and Transactions", for the disposal of a segment of a business. SFAS No. 144 also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The provisions of this statement are generally to be applied prospectively. SFAS No. 144 is not expected to have a material effect on the Company's financial position.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis should be read in conjunction with the financial statements and notes thereto as well as the Company's Form 10-K for the fiscal year ended March 31, 2001.

Overview

    The Company operates in three business segments: Dietary Supplements, Technical Services and Pharmaceutical and Food Ingredients.

RESULTS OF CONTINUING OPERATIONS:

    The following discussion of results of operations is based on a comparison of proforma operating results for the three and six month periods ended September 30, 2001 and 2000. The proforma operating results for the periods ended September 30, 2000 exclude the impact of the paclitaxel business, from which the Company had substantially exited by that date. This information is unaudited.

	Three Months Ended September 30,		Six Months Ended September 30,
	2001	2000	2001	2000
Revenues	$13,447,000	$17,106,000	$29,197,000	$38,443,000
Cost of Revenues	10,673,000	15,479,000	22,981,000	34,991,000

Gross Profit	2,774,000	1,627,000	6,216,000	3,452,000
Operating Expenses	3,312,000	4,317,000	6,932,000	8,527,000

Loss from Operations	(538,000)	(2,690,000)	(716,000)	(5,075,000)
Net Loss	$(911,000)	$(3,339,000)	$(1,529,000)	$(5,665,000)

Comparison of the three months ended September 30, 2001 to the three months ended September 30, 2000:

    REVENUES.  A breakout of the Company's revenues by product and service groupings for its continuing activities is as follows:

	Three months ended September 30,
	2001	2000
Dietary Supplements	7,595,000	10,117,000
Pharmaceutical and Functional Ingredients	1,321,000	3,286,000
Technical Services	4,531,000	3,703,000

	13,447,000	17,106,000

Total proforma revenues decreased $3,659,000 or 21%, to $13,447,000 in the second quarter of fiscal 2002 from $17,106,000 in the second quarter of fiscal 2001. A discussion of these revenues is set forth below.

    Dietary Supplements revenues decreased $2,522,000, or 25%, to $7,595,000 in the second quarter of fiscal 2002 from $10,117,000 in the second quarter of fiscal 2001. This decrease is due primarily to a decrease in sales volume of nutritional supplements as well as sales of whole botanical raw materials associated with the liquidation of inventory in connection with the closure of Wilcox.

    Pharmaceutical and Food Ingredients (formerly known as Fine Chemicals) revenues decreased $1,965,000, or 60%, to $1,321,000 in the second quarter of fiscal 2002 from $3,286,000 in the second quarter of fiscal 2001. In July 2000, the Company was informed that the Company's principal excipient supplier, Blanver, had elected to sell products directly. Accordingly, excipient sales have decreased significantly from the prior year. Sales of Blanver products totaled $1,922,000 during the quarter ended September 30, 2000, while no Blanver products were sold in the most recent quarter. In addition, a decrease in the sales volume of active pharmaceutical ingredients contributed to the overall decrease in Pharmaceutical and Food Ingredients revenue.

    Technical Services revenues increased $828,000, or 22%, to $4,531,000 in the second quarter of fiscal 2002 from $3,703,000 in the second quarter of fiscal 2001. This increase is due primarily to the completion of Shuster's new facility in the fall of 2000 and the efficiencies achieved as a result of being located in that facility.

    GROSS PROFIT.  Proforma gross profit increased $1,147,000, or 70%, to $2,774,000 in the second quarter of fiscal 2002 from $1,627,000 in the second quarter of fiscal 2001, despite a 21% decrease in sales. Gross profit as a percentage of sales increased to 21% in the second quarter of fiscal 2002 from 10% in the second quarter of fiscal 2001. The ability of the Company to acquire inventory at lower average costs, together with a favorable mix of sales of more profitable products is responsible for the increase. The Company's previous write downs of its inventory from cost to market also contributed to the improved gross profit margin in fiscal 2002.

    RESEARCH AND DEVELOPMENT.  Research and Development ("R&D") spending decreased $167,000, or 22%, to $609,000 during the second quarter of fiscal 2002 from $776,000 in the second quarter of fiscal 2001. This decrease was due to a decline in the use of outside consultants, together with a deliberate cost control effort. As a percentage of revenues, research and development costs were 4% of revenues in both periods.

    SALES AND MARKETING.  Sales and Marketing expenses decreased $519,000, or 42%, to $722,000 in the second quarter of fiscal 2002 from $1,241,000 during the second quarter of fiscal 2001. The reduction in cost is due to the consolidation of certain sales functions. As a percentage of revenues, sales and marketing costs decreased from 7% to 5%.

    GENERAL AND ADMINISTRATIVE EXPENSES.  General and Administrative ("G&A") expenses decreased by $319,000, or 14%, to $1,981,000 during the second quarter of fiscal 2002 from $2,300,000 during the second quarter of fiscal 2001. This decrease in overall G&A is due to cost savings due to the closure of the Wilcox operation, and the reduction of goodwill amortization. During the fiscal year ended March 31, 2001, the Company recorded a charge of $16,481,000 to write down goodwill. As a result of this write-off, goodwill amortization decreased from $282,000 to $56,000 in the quarters ended September 30, 2000 and 2001, respectively. As a percentage of revenues, G&A costs increased slightly from 13% to 15% of revenues between periods.

    INTEREST EXPENSE.  Interest expense decreased $254,000, or 40%, to $377,000 during the second quarter of fiscal 2002 from $631,000 during the second quarter of fiscal 2001. This decrease is due to the reduction in debt levels in comparison to the prior year. In addition, the reduction in the prime interest rate reduced interest expense.

    OPERATING RESULTS.  Proforma loss from operations decreased by $2,152,000, or 80%, to $538,000 during the second quarter of fiscal 2002 from a proforma operating loss of $2,690,000 during the second quarter of fiscal 2001. This decrease is due to the factors discussed above. The proforma loss before income tax decreased $2,428,000, or 73%, to $911,000 during the second quarter of fiscal 2002 from $3,339,000 during the second quarter of fiscal 2001.

Comparison of the six months ended September 30, 2001 to the six months ended September 30, 2000:

    REVENUES.  A breakout of the Company's revenues by product and service groupings for its continuing activities is as follows:

	Six months ended September 30,
	2001	2000
Dietary Supplements	17,006,000	22,771,000
Pharmaceutical and Functional Ingredients	2,927,000	7,704,000
Technical Services	9,264,000	7,968,000

	29,197,000	38,443,000

Total proforma revenues decreased $9,246,000 or 24%, to $29,197,000 in the six months ended September 2001 from $38,443,000 in the six months ended September 2000. A discussion of these revenues is set forth below.

    Dietary Supplements revenues decreased $5,765,000, or 25%, to $17,006,000 in the six months ended September 2001, from $22,771,000 in the six months ended September 2000. This decrease is due primarily to a decrease in sales volume of nutritional supplements as well as sales of whole botanical raw materials associated with the liquidation of inventory in connection with the closure of Wilcox.

    Pharmaceutical and Food Ingredients (formerly known as Fine Chemicals) revenues decreased $4,777,000, or 62%, to $2,927,000 in the six months ended September 2001 from $7,704,000 in the six months ended September 2000. In July 2000, the Company was informed that the Company's principal excipient supplier, Blanver, had elected to sell products directly. Accordingly, excipient sales have decreased significantly from the prior year. Sales of Blanver products $4,444,000 during the six months ended September 30, 2000, while no Blanver products have been sold in the current fiscal year. In addition, a decrease in the sales volume of active pharmaceutical ingredients contributed to the overall decrease in Pharmaceutical and Food Ingredients revenue.

    Technical Services revenues increased $1,296,000, or 16%, to $9,264,000 in the six months ended September 2001 from $7,968,000 in the six months ended September 2000. This increase is due primarily to the completion of Shuster's new facility in the fall of 2000 and the efficiencies achieved as a result of being located in that facility.

    GROSS PROFIT.  Proforma gross profit increased $2,764,000, or 80%, to $6,216,000 in the six months ended September 2001 from $3,452,000 in the six months ended September 2000, despite a 24% decrease in sales. Gross profit as a percentage of sales increased to 21% in the six months ended September 2001 from 9% in the six months ended September 2000. The ability of the Company to acquire inventory at lower average costs, together with a favorable mix of sales of more profitable products is responsible for the increase. The Company's previous write downs of its inventory from cost to market also contributed to the improved gross profit margin in fiscal 2002.

    RESEARCH AND DEVELOPMENT.  Research and Development ("R&D") spending decreased $29,000, or 2%, to $1,280,000 during the six months ended September 2001 from $1,309,000 in the six months ended September 2000. This decrease was due to a decline in the use of outside consultants, together with a deliberate cost control effort. As a percentage of revenues, research and development costs grew to 4% of revenues in the year-to-date period ended in September, compared with 3% in the earlier period.

    SALES AND MARKETING.  Sales and Marketing expenses decreased $606,000, or 29%, to $1,483,000 in the six months ended September 2001 from $2,089,000 during the six months ended September 2000. The reduction in cost is due to the consolidation of certain sales functions. As a percentage of revenues, sales and marketing costs remained at 5%.

    GENERAL AND ADMINISTRATIVE EXPENSES.  General and Administrative ("G&A") expenses decreased by $960,000, or 19%, to $4,169,000 during the six months ended September 2001 from $5,129,000 during the six months ended September 2000. This decrease in overall G&A is due to cost savings due to the closure of the Wilcox operation, and the reduction of goodwill amortization. During the fiscal year ended March 31, 2001, the Company recorded a charge of $16,481,000 to write down goodwill. As a result of this write-off, goodwill amortization decreased from $564,000 to $112,000 comparing the six month periods ended September 30, 2000 and 2001, respectively. As a percentage of revenues, G&A costs increased slightly from 13% to 14% of revenues between periods.

    INTEREST EXPENSE.  Interest expense decreased $397,000, or 33%, to $822,000 during the six months ended September 2001 from $1,219,000 during the same period of 2000. This decrease is due to the reduction in debt levels in comparison to the prior year. In addition, the reduction in the prime interest rate reduced interest expense.

    OPERATING RESULTS.  Proforma loss from operations decreased by $4,359,000, or 86%, to $716,000 during the six months ended September 2001 from a proforma operating loss of $5,075,000 during the six months ended September 2000. This decrease is due to the factors discussed above. The proforma loss before income tax decreased $4,136,000, or 73%, to $1,529,000 during the six months ended September 2001 from $5,665,000 during the six months ended September 2000.

LIQUIDITY AND CAPITAL RESOURCES

    GENERAL.  Total cash and cash equivalents were $539,000 at September 30, 2001, compared to $616,000 at March 31, 2001. The Company's primary cash needs are for operations, working capital and capital expenditures.

    Cash provided by operating activities for the six months ended September 30, 2001 was $83,000. This amount is comprised primarily of a net loss of $1,529,000, offset primarily by non-cash charges of $1,142,000, and changes in working capital of $470,000.

    Cash used in investing activities is comprised of capital expenditures of $543,000.

    The Company's Credit Facility expired on September 30, 2001. On August 29, 2001 the Company entered into a Forbearance Agreement with Wells Fargo which expired on September 17, 2001. The Company is currently in negotiations with Wells Fargo to amend and renew the Credit Facility.

    There can be no guarantee that Wells Fargo will agree to renew the Credit Facility on terms acceptable to the Company. In the event that the Company is unable to successfully negotiate a new Credit Facility, alternative financing would be required. There is no guarantee that such financing will be available when and if needed by the Company. If alternative financing is not available, or the terms of the alternative financing are not acceptable to the Company, the Company would have to delay planned expenditures, reduce its level of spending and obtain additional capital to meet its liquidity needs. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern.

    WORKING CAPITAL.  Working capital as of September 30, 2001 was $(6,709,000) as compared to $(6,270,000) as of March 31, 2001.

    INCOME TAXES.  The Company's net deferred income taxes had a net zero balance at September 30, 2001. Additionally, as of September 30, 2001, the Company had a valuation allowance of approximately $26,000,000. Included in gross deferred tax assets at September 30, 2001, are federal and state net operating loss carryforwards of approximately $63,300,000 and $67,300,000 respectively, income tax credits of approximately $659,000 and alternative minimum tax credits of approximately $1,500,000. Although the deferred income taxes have been fully reserved, the reserve may be reversed and a related benefit recorded in the future when and if the assets are deemed realizable.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

    Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of changes in United States interest rates.

These exposures are directly related to the Company's fixed and variable rate borrowings used to fund its operations. Additionally, the Company is exposed to market risk because of market price reductions for botanical raw materials and extracts. The Company performs ongoing evaluations regarding the net realizable value of inventory and writes down such inventory as appropriate. Historically and as of September 30, 2001, the Company has not used derivative instruments or engaged in hedging activities.

    The interest payable on the Company's revolving line of credit is variable based on the prime rate, and is therefore affected by changes in market interest rates. At September 30, 2001, $18,554,000 was outstanding with an interest rate of 8%. Should the Company be required to obtain financing for the existing line elsewhere, or should the Company's liquidity needs exceed amounts available under this line of credit, the interest rate to replace the credit facilities might be significantly higher. For example, if the interest rate on the Company's line of credit had been 2% higher for its quarter ended September 30, 2001, the Company would have incurred additional interest expense of approximately $93,000, with an associated $0.02 increase in the per share loss for the quarter. Therefore, the Company's exposure to changes in interest rates will be significant until such time as its operating results permit it greater access to other lenders and lending instruments on terms equivalent to those available under the Credit Facility.

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

PART 2.  OTHER INFORMATION

Item 1.  Legal Proceedings.

    Reference is made to the Company's Report on Form 10-Q for the period ended September 30, 2000.

Item 2.  Changes in Securities.

    In February 2001, the Board of Directors approved a grant of shares of its common stock (the "Restricted Stock") to certain of its key employees. In June 2001, the Company issued 520,000 shares of restricted common stock to such employees at no cost to the employee. In August 2001, the Company issued 30,000 shares of restricted common stock to its Chief Financial Officer. As a condition to the issuances, the recipients who received options in December 1999 agreed to cancel such options. If any of the recipients of the Restricted Stock cease to be an employee of the Company prior to May 31, 2004 (the "Restricted Period"), other than due to the death or permanent disability of the recipient, the Restricted Stock will be forfeited to the Company. The Restricted Stock becomes fully vested and the restrictions imposed thereon lapse on the earlier of the end of the Restricted Period or the permanent disability or death of the recipient. The market price of the stock on the dates of the issuances was $0.84 and $0.68, respectively.

    In February 2001, the Board of Directors of the Company approved the sale of 100,000 shares of its common stock to Kenneth C. Cleveland for $.37 per share. This stock will be subject to similar terms as the Restricted Stock.

    As a condition to the issuances of Restricted Stock, the recipients were required to make an 83(b) election with the Internal Revenue Service. Making an 83(b) election requires each recipient to include the value of stock received as taxable income for the recipient's current tax year. The Company has agreed to make a cash payment to each of the recipients equal to the amount necessary to pay tax liabilities resulting from the 83(b) election and the additional tax liability from such payment. The Company expects the aggregate amount of these payments to be approximately $343,000.

    These issuances of Restricted Stock were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

Item 3.  Defaults Upon Senior Securities.

    As of November 14, 2001, the Company was not in compliance with the terms of the Credit Facility. The Company was not able to decrease its outstanding indebtedness under the Credit Facility to $17 million by August 15, 2001, as required by the Credit Facility. The Company is currently in negotiations with Wells Fargo to amend and renew the Credit Facility. The Company expects to meet its liquidity requirements through cash flows from operations, and from an amended Credit Facility.

    There can be no guarantee that Wells Fargo will agree to renew the Credit Facility on terms acceptable to the Company. In the event that the Company is unable to successfully negotiate a new Credit Facility, alternative financing would be required. There is no guarantee that such financing will be available when and if needed by the Company. If alternative financing is not available, or the terms of the alternative financing are not acceptable to the Company, the Company would have to delay planned expenditures, reduce its level of spending and obtain additional capital to meet its liquidity needs. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern.

Item 4.  Submission of Matters to a Vote of Security Holders.

    The Annual Meeting of Stockholders of the Company was held on September 20, 2001. The election of eight directors for the ensuing year was voted upon at the Annual Meeting. The number of votes cast for and withheld for each nominee for director is set forth below:

Nominee	For	Withheld
Kenneth C. Cleveland	4,867,968	155,801
Michael C. Davis	4,866,308	157,461
Herbert Elish	4,866,308	157,461
James R. Mellor	4,847,936	175,833
Robert F. Saydah	4,839,326	184,443
Harvey L. Sperry	4,837,501	186,268
Dean P. Stull, Ph.D.	4,828,543	195,139
Volker Wypyszyk	4,828,543	195,226

Item 5.  Other Information.

    Effective as of November 2, 2001, Dean P. Stull and Volker Wypyszyk resigned from their positions with the Company and as members of the Board of Directors of the Company. Messr. Stull was Senior Executive Vice President, Technology and Messr. Wypyszyk was Senior Executive Vice President of the Company. Messr. Wypyszyk also resigned from the Board of Directors of Botanical International Extracts, Inc., one of the Company's wholly-owned subsidiaries. The Company has no current intention of hiring replacements for these positions or electing new members to the Board of Directors.

Item 6.  Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

    The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Company's report on Form 10-K for the period ended March 31, 2001.

  (b)
  Reports on Form 8-K

    None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAUSER, INC.
Date: November 19, 2001	/s/ KENNETH C. CLEVELAND Kenneth C. Cleveland Chief Executive Officer
Date: November 19, 2001	/s/ THOMAS W. HANLON Thomas W. Hanlon Chief Financial Officer