Form 10-Q
period 2001-12-31
HAUSER INC
filed 2002-02-14
CIK 773723

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT
TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

Commission File No. 0-17174

HAUSER, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	84-0926801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
20710 S. Alameda Street Long Beach, CA 90810-1107	80504
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (310) 637-9566

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value	5,921,768
Class	Outstanding at January 31, 2002

HAUSER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS—Unaudited

	Three months ended December 31,		Nine months ended December 31,
	2001	2000	2001	2000
REVENUES:
Dietary supplements	$7,373,000	$8,123,000	$24,379,000	$30,893,000
Pharmaceutical and functional ingredients	1,574,000	1,062,000	4,501,000	8,766,000
Technical services	5,139,000	3,955,000	14,403,000	11,923,000
Other	—	—	—	668,000

Total revenues	14,086,000	13,140,000	43,283,000	52,250,000

COST OF REVENUES:
Dietary supplements	5,416,000	10,314,000	18,726,000	31,374,000
Pharmaceutical and functional ingredients	1,315,000	1,024,000	3,746,000	8,206,000
Technical services	3,616,000	3,575,000	10,856,000	10,323,000

Total cost of revenues	10,347,000	14,913,000	33,328,000	49,903,000

GROSS PROFIT	3,739,000	(1,773,000)	9,955,000	2,347,000

OPERATING EXPENSES:
Research and development	658,000	514,000	1,938,000	1,824,000
Sales and marketing	1,005,000	861,000	2,488,000	2,950,000
General and administrative	2,477,000	2,719,000	6,246,000	7,848,000
Restructuring charge	1,557,000	—	1,957,000	—

Total operating expenses	5,697,000	4,094,000	12,629,000	12,622,000

LOSS FROM OPERATIONS	(1,958,000)	(5,867,000)	(2,674,000)	(10,275,000)

OTHER INCOME (EXPENSE):
Interest and other income	1,000	258,000	10,000	285,000
Interest expense	(391,000)	(577,000)	(1,212,000)	(1,795,000)
Net gain from sale of assets	—	1,033,000	—	1,634,000

Total other (expense) income	(390,000)	714,000	(1,202,000)	124,000

LOSS BEFORE INCOME TAX	(2,348,000)	(5,153,000)	(3,876,000)	(10,151,000)
INCOME TAX EXPENSE (BENEFIT)	—	—	—	—

NET LOSS	$(2,348,000)	$(5,153,000)	$(3,876,000)	$(10,151,000)

LOSS PER SHARE BASIC AND DILUTED:	$(0.41)	$(1.05)	$(0.70)	$(2.08)

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	5,769,808	4,889,020	5,560,341	4,883,444

See notes to consolidated financial statements.

HAUSER, INC.

CONSOLIDATED BALANCE SHEETS—Unaudited

	December 31, 2001	March 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$494,000	$616,000
Accounts receivable, less allowance for doubtful accounts:
December 31, 2001, $843,000; March 31, 2001, $877,000	10,946,000	12,272,000
Inventory, at cost or market	8,529,000	9,802,000
Prepaid expenses and other	1,575,000	928,000

Total current assets	21,544,000	23,618,000

PROPERTY AND EQUIPMENT:
Land and buildings	8,980,000	8,967,000
Laboratory and processing equipment	15,488,000	17,052,000
Furniture and fixtures	3,287,000	3,938,000

Total property and equipment	27,755,000	29,957,000
Accumulated depreciation and amortization	(15,648,000)	(17,258,000)

Net property and equipment	12,107,000	12,699,000

OTHER ASSETS:
Goodwill, less accumulated amortization:
December 31, 2001 $1,440,000; March 31, 2000, $1,273,000	781,000	948,000
Debt issuance cost	532,000	—
Deposits and other	417,000	574,000

	$35,381,000	$37,839,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,054,000	$2,833,000
Current portion of long-term debt	18,519,000	18,790,000
Accrued salaries and benefits	1,505,000	2,126,000
Deposits	839,000	643,000
Accrued exit costs	1,393,000	508,000
Other current liabilities	4,610,000	4,988,000

Total current liabilities	29,920,000	29,888,000

LONG-TERM DEBT	—	36,000

NOTE PAYABLE TO RELATED PARTY	2,793,000	2,705,000

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; 20,000,000 shares authorized; shares issued and outstanding: December 31, 2001, 5,781,965; March 31, 2001, 5,072,742	6,000	5,000
Additional paid-in capital	95,345,000	94,544,000
Warrants	886,000	354,000
Accumulated deficit	(93,569,000)	(89,693,000)

	2,668,000	5,210,000

	$35,381,000	$37,839,000

See notes to consolidated financial statements.

HAUSER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—Unaudited

	Nine months ended December 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$1,278,000	$4,512,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,100,000)	(3,506,000)
Proceeds from sale of investment	—	3,778,000

Net cash (used in) provided by investing activities	(1,100,000)	272,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of bank facility	(109,000)	(7,741,000)
Proceeds from related party note payable	—	3,000,000
Repayments of long-term debt	(198,000)	(674,000)
Proceeds from issuance of common stock	7,000	145,000

Net cash used in financing activities	(300,000)	(5,270,000)

Net decrease in cash and cash equivalents	(122,000)	(486,000)
Cash and cash equivalents, beginning of period	616,000	1,273,000

Cash and cash equivalents, end of period	$494,000	$787,000

SUPPLEMENTAL DISCLOSURES:
Cash paid during the periods for interest	$1,168,000	$1,720,000

Non-cash financing activity:
Executive compensation in common stock	$436,000	$—

Board of directors compensation in common stock	$112,000	$151,000

Contribution from ZBI	$247,000	$—

Warrants issued	$532,000	$—

See notes to consolidated financial statements.

HAUSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2001 AND MARCH 31, 2001 AND
FOR THE NINE MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000
(UNAUDITED)

1.    BUSINESS ORGANIZATION

        Hauser, Inc., a Delaware corporation, together with its wholly-owned subsidiaries (together, "Hauser" or the "Company"), is a leading supplier of natural product extracts and related products to the dietary supplement market in the United States. Hauser manufactures extracts from botanical raw materials using its proprietary technologies in extraction and purification. Hauser and its subsidiaries are able to source, process, and distribute products to the dietary supplement market including branded product sellers. The Company also provides interdisciplinary laboratory testing services, chemical engineering services, and contract research and development. The Company's services are principally marketed to the pharmaceutical, dietary supplement and food ingredient industries.

        The Company has experienced significant losses from operations. The operating losses in fiscal years ended 2001 and 2000 resulted from a worldwide oversupply of dietary supplement products coupled with high fixed costs. The Company has substantially reduced costs, increased manufacturing efficiencies, consolidated operations, restructured administrative activities, and reduced operating assets. To further reduce bank debt the Company is negotiating the sale of certain divisions of Hauser Technical Services. The Company believes that the actions described above, combined with a continued focus on achieving efficiency through increased sales, and reduced operating costs will enable the Company to successfully sustain operations for the remainder of fiscal 2002 and fiscal 2003.

2.    RESTRUCTURING

        In the third quarter of fiscal 2002, the Company continued to reduce operating costs. The initiatives included the elimination of two senior executive vice president positions and facilities consolidation. The expenses associated with such restructuring for the three months ended December 31, 2001, include $600,000 in contractual severance cost, and $957,000 in cost of facilities consolidation. In the nine months ended December 31, 2001, an additional $400,000 in contractual severance cost was incurred. A summary of restructuring costs accrued at December 31, 2001 follows:

	Reserve Balance March 31, 2001	Charges	Utilization	Reserve Balance December 31, 2001
Employee severance costs		1,000,000	(250,000)	750,000
Facilities consolidation costs	508,000	707,000	(572,000)	643,000
Impairment of leasehold improvements		250,000	(250,000)	—

Total	508,000	1,957,000	(1,072,000)	1,393,000

        Due to the reductions in headcount and the consolidation in operations, certain leases will be terminated within the next 12 months. The Company recorded a charge of $707,000 related to the termination of these leases.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of December 31, 2001, and the results of its operations and its cash flows for the nine month periods ended December 31, 2001 and 2000. The balance sheet at March 31, 2001 was derived from audited financial statements, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001. Certain fiscal 2001 amounts have been reclassified to conform to the fiscal 2002 presentation.

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

        Long-lived Assets—The Company completed a merger in June 1999 (the "Merger") with three subsidiaries (the "Contributed Subsidiaries") of Zuellig Group N.A., Inc. ("ZGNA"), and Zuellig Botanicals, Inc. ("ZBI"). As a result of the sales decline in the dietary supplement industry, among other factors, the Company deemed the goodwill recorded in connection with the Merger to be impaired. During the fiscal year ended March 31, 2001, the Company recorded a charge of $16,481,000 to write down the remaining goodwill balance, which had been initially recorded in connection with the Merger. The Company believed the goodwill had no residual value because of the significant losses being incurred by the Contributed Subsidiaries and the continued oversupply of dietary supplements in the Company's markets leading to a reduction in the demand and prices for the Company's products. In addition, a charge of $1,248,000 was recorded during fiscal 2001 to write down fixed assets no longer utilized in the Company's operations to zero. The fixed assets were written down to zero because of their specialized nature and the lack of alternative uses for the equipment.

        Earnings per Share—The Company calculates basic earnings (loss) per share by dividing the net earnings or loss by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is determined by dividing the net earnings or loss by the sum of (1) the weighted average number of common shares outstanding and (2) if not antidilutive, the effect of outstanding warrants and stock options determined utilizing the treasury stock method. For the nine months ended December 31, 2001, and 2000, 2,085,000 and 1,841,000 options and warrants, respectively, were excluded from the calculation of diluted loss per share since the result would have been antidilutive.

        Concentration of Risk—The Company is exposed to credit risk from its cash and cash equivalents and trade receivables. The Company's policy is to place cash and cash equivalents in financial institutions it believes to be financially sound, however amounts deposited may exceed balances federally insured by the U.S. Government. The Company generally grants credit to its customers without collateral. The Company's customers are concentrated in the food processing, dietary supplement and pharmaceutical industries. During the nine months ended December 31, 2000, no customer accounted for more than 10% of the Company's revenues. During the nine months ended December 31, 2001, sales to one customer accounted for approximately 14% of the Company's consolidated revenues. The loss of this customer could have a material adverse effect on the Company.

        Income Taxes—The Company paid no income taxes for the quarters ended December 31, 2001 and 2000.

        Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation.

4.    INVENTORIES

        Inventories are classified as follows:

	December 31, 2001	March 31, 2001
Raw Materials and Supplies	$714,000	$908,000
Work in Process	654,000	1,338,000
Finished Goods	7,161,000	7,556,000

Total Inventories	$8,529,000	$9,802,000

5.    DEBT

        Notes payable and long-term debt consisted of the following:

	December 31, 2001	March 31, 2001
Revolving Line of Credit	$10,661,000	$18,554,000
Bank Term Note	7,784,000	—
Subordinated Note Payable (6.5%)	2,793,000	2,705,000
Capital Leases	74,000	272,000

Total	21,312,000	21,531,000
Less Current Portion	18,519,000	18,790,000

Long Term Debt	$2,793,000	$2,741,000

        Accrued interest payable to a related party on the subordinated note payable (6.5%) totaled $228,000 and $110,000 at December 31, 2001 and March 31, 2001, respectively. Total interest expense to related parties was $78,000 and $70,000 for the three months ended December 31, 2001 and 2000, and $235,000 and $70,000 for the nine months then ended.

        Bank Facility—On December 7, 2001, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank N.A. ("Wells Fargo"), which will expire in August 2003. This agreement provides for a total credit facility of $18.6 million (the "Credit Facility") comprised of a revolving line of credit of $10.75 million, subject to borrowing base limitations, bearing interest at 2% over prime (6.75% at December 31, 2001), and a $7.8 million term note with monthly principal and interest payments of $20,000 and additional principal payments of $3.0 million and $4.7 million due on April 30, 2002 and June 30, 2002 respectively. The term note bears interest at 3% over prime and has a final maturity of June 30, 2002. Upon final repayment of the term note, the interest rate on the line of credit will decrease to 1% over prime. The Credit Facility is collateralized by all of the Company's assets. The borrowing base is comprised of 80% and 50% of eligible accounts receivable and inventory, respectively, and totaled $12,023,000 at December 31, 2001. Available borrowing under the facility at December 31, 2001 was $89,000.

        Previously, in June 1999, Wells Fargo had provided a $35 million line of credit and a $10 million fixed asset line, which in October 2000 was reduced by amendment to $17 million effective March 31, 2001. In March 2001, the Credit Facility was further amended to revise the financial covenants, to change the total commitment to $19 million (reduced to $17.0 million effective August 15, 2001), and to permit an over advance up to $4 million until August 15, 2001. The Company did not decrease its outstanding indebtedness to $17 million or eliminate the over advance by August 15, 2001, as required by the Credit Facility, thereby becoming in default under the agreement. The Credit Facility expired on September 30, 2001. On August 29, 2001, the Company entered into a Forbearance Agreement with Wells Fargo which expired on September 17, 2001. Thereafter, negotiations continued between the Company and Wells Fargo, culminating on December 7, 2001 with the execution of the Credit Facility.

        It is the Company's intention that the principal payments of $3.0 million and $4.7 million due on April 30, 2002 and June 30, 2002, respectively, will be made with the proceeds from the sale of certain of its Technical Services business units. There can be no assurance that the Company will be able to sell these units before the respective principal payments become due, or that the proceeds from these asset sales will be sufficient to make the required payments. In the event that the Company is unable to successfully obtain these sales proceeds by the dates needed, an alternative source of financing of these amounts would be required. There is no assurance that such financing will be available when and if needed by the Company. If alternative financing is not available, or the terms of the alternative financing are not acceptable to the Company, the Company would have to delay planned expenditures, reduce its level of spending and obtain additional capital to meet its liquidity needs. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern.

        As a condition to Wells Fargo entering into the Credit Facility with the Company and ZBI, Wells Fargo had initially required the Company to issue to Wells Fargo a warrant ("Warrant") to purchase 865,630 shares of common stock ("Common Stock") of the Company, representing approximately 12.5% of the Common Stock on a fully diluted basis, at an exercise price of $.01 per share, which would expire eight years after issuance. Wells Fargo subsequently agreed to accept a fee of $779,000 (the "Fee") in lieu of the Warrant, provided the Fee was paid by a party other than the Company. Zatpack, Inc. ("Zatpack"), is a significant shareholder of the Company and sole-shareholder of ZGNA, which owns 100% of ZBI. Zatpack agreed to pay the Fee. The Company, as consideration for such payment, issued the Warrant to Zatpack. Zatpack caused ZBI to forgive $247,000 of trade payables due from the Company for its share of the debt issuance costs. As a result, the Company has recorded debt issuance cost of $532,000. The debt issuance costs will be amortized to interest expense on a straight-line basis over the term of the Credit Facility, through August 2003.

        In October 2000, as a condition to Wells Fargo entering into the amendment to the Credit Facility, the Company sold a $3.0 million Subordinated Promissory Note (the "Note") to Zatpack.    The Note is subordinate to the Credit Facility, accrues interest at a rate of 6.5%, requires no principal or interest payments until its maturity date of October 2003, and has five-year warrants attached. These five-year warrants permit Zatpack to purchase 992,789 shares of the Company's common stock at a price of approximately $0.5855 per share.

        The Company has recorded a discount of $354,000 in connection with the warrants attached to the Note described above. The discount will be amortized to interest expense on a straight-line basis over the term of the Note, through September 2003. Interest expense of $89,000 was recorded during the nine months ended December 31, 2001 in connection with the amortization of the discount.

6.    RELATED PARTY TRANSACTIONS AND OTHER

        The Company sells inventory to ZBI. During the nine months ended December 31, 2001 and 2000, sales to ZBI totaled $537,000 and $360,000, respectively. The related trade accounts receivable due from ZBI totaled $36,000 and $138,000 at December 31, 2001 and March 31, 2001, respectively.

        The Company has agreements under which certain personnel and facilities costs of the Company are shared approximately one-third by ZBI, which sells bulk botanical raw materials in the form of powders or similar processed product. ZBI purchases certain inventory, disburses all amounts for shared services, and receives reimbursement from the Company for amounts disbursed on its behalf. The amounts owed to ZBI under these agreements totaled $3,074,000 and $2,688,000 at December 31, 2001 and March 31, 2001, respectively. For the nine-month periods ended December 31, 2001 and 2000, the amounts recorded as costs and expenses for inventory, personnel and facilities by the Company under this arrangement totaled $6,577,000 and $4,907,000, respectively. These amounts are included with cost of sales and operating expenses in the accompanying statements of operations.

        During the nine months ended December 31, 2001, the Company granted restricted stock to certain key employees. If the recipients cease to be employees of the Company prior to May 31, 2004,

other than due to death or permanent disability, the restricted stock will be forfeited. As a result of these grants, shareholder's equity increased by approximately $475,000 for the nine month period.

        As described in Note 5, the Company has entered into certain financing arrangements with related parties.

7.    OPERATING SEGMENTS

        The Company's three business segments are: Dietary Supplements, Pharmaceutical and Functional Ingredients, and Technical Services, each having a separate management team and infrastructure. Each segment offers different products and services, and utilizes different marketing strategies to customers. On November 5, 2001, the Company changed the name of its Fine Chemicals segment to Pharmaceutical and Functional Ingredients. During the quarters ended June 30, 2001 and September 30, 2001, the Company reclassified certain product lines to align management responsibilities with the related products. The Company now classifies nutritional supplement products, which were formerly classified as Pharmaceutical and Functional Ingredients, as Dietary Supplements. In addition, the Company now classifies certain functional food ingredients, which were formally classified as Dietary Supplements, as Pharmaceutical and Functional Ingredients. The Company has restated the corresponding information for the prior year to conform to the current composition of the Company's reportable segments. Included in Corporate and Other are the results of the Company's paclitaxel related activities. Selected financial information from the Company's business segments are as follows:

	Three Months Ended December 31, 2001
	Dietary Supplements	Pharmaceutical and Functional Ingredients	Technical Services	Corporate and Other	Total
Revenues	$7,373,000	$1,574,000	$5,139,000	$—	$14,086,000
Cost of revenues	5,416,000	1,315,000	3,616,000	—	10,347,000
Gross profit (loss)	1,957,000	259,000	1,523,000	—	3,739,000
Operating expenses	3,595,000	408,000	921,000	773,000	5,697,000
(Loss) income from operations	(1,638,000)	(149,000)	602,000	(773,000)	(1,958,000)
Net income (loss)	$(362,000)	$(165,000)	$512,000	$(2,333,000)	$(2,348,000)
	Three Months Ended December 31, 2000
	Dietary Supplements	Pharmaceutical and Functional Ingredients	Technical Services	Corporate and Other	Total
Revenues	$8,123,000	$1,062,000	$3,955,000	$—	$13,140,000
Cost of revenues	10,314,000	1,024,000	3,575,000	—	14,913,000
Gross profit (loss)	(2,191,000)	38,000	380,000	—	(1,773,000)
Operating expenses	1,515,000	253,000	1,359,000	967,000	4,094,000
(Loss) income from operations	(3,706,000)	(215,000)	(979,000)	(967,000)	(5,867,000)
Net income (loss)	$(4,434,000)	$324,000	$(1,063,000)	$20,000	$(5,153,000)
	Nine Months Ended December 31, 2001
	Dietary Supplements	Pharmaceutical and Functional Ingredients	Technical Services	Corporate and Other	Total
Revenues	$24,379,000	$4,501,000	$14,403,000	$—	$43,283,000
Cost of revenues	18,726,000	3,746,000	10,856,000	—	33,328,000
Gross profit (loss)	5,653,000	755,000	3,547,000	—	9,955,000
Operating expenses	6,890,000	1,160,000	2,719,000	1,860,000	12,629,000
(Loss) income from operations	(1,237,000)	(405,000)	828,000	(1,860,000)	(2,674,000)
Net income (loss)	$(542,000)	$(468,000)	$544,000	$(3,410,000)	$(3,876,000)

	Nine Months Ended December 31, 2000
	Dietary Supplements	Pharmaceutical and Functional Ingredients	Technical Services	Corporate and Other	Total
Revenues	$30,893,000	$8,766,000	$11,923,000	$668,000	$52,250,000
Cost of revenues	31,374,000	8,206,000	10,323,000	—	49,903,000
Gross profit (loss)	(481,000)	560,000	1,600,000	668,000	2,347,000
Operating expenses	5,166,000	1,040,000	3,643,000	2,773,000	12,622,000
(Loss) income from operations	(5,647,000)	(480,000)	(2,043,000)	(2,105,000)	(10,275,000)
Net income (loss)	$(6,811,000)	$(530,000)	$(2,213,000)	$(597,000)	$(10,151,000)

        Included in Dietary Supplements are restructuring charges of $1,557,000 and $1,957,000 for the three and nine months ended December 31, 2001, respectively.

8.    RECENTLY ISSUED ACCOUNTING STANDARDS

        In July 2001, the FASB issued SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets." These statements establish new accounting standards for goodwill acquired in a business combination, and continue to require recognition of goodwill as an asset but does not permit amortization of goodwill as previously required by Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets." Furthermore, certain intangible assets that are not separate from goodwill will also not be amortized under the new standards.

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

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 is not expected to have a material effect on the Company's position.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." SFAS No. 144 also supercedes the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations—Reporting Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The provisions of this statement are generally to be applied prospectively. SFAS No. 144 is not expected to have a material effect on the Company's financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the financial statements and notes thereto as well as the Company's Form 10-K for the fiscal year ended March 31, 2001.

Overview

        The Company operates in three business segments: Dietary Supplements, Technical Services and Pharmaceutical and Functional Ingredients.

RESULTS OF OPERATIONS:

        Comparison of the three months ended December 31, 2001 to the three months ended December 31, 2000:

        In all segments combined, sales increased 7% in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001. Dietary Supplements revenues decreased $750,000, or 9%, to $7,373,000 in the third quarter of fiscal 2002 from $8,123,000 in the third quarter of fiscal 2001. This is due primarily to a decrease in sales volume of nutritional supplements.

        Pharmaceutical and Functional Ingredients (formerly known as Fine Chemicals) revenues increased $512,000, or 48%, to $1,574,000 in the third quarter of fiscal 2002 from $1,062,000 in the third quarter of fiscal 2001. An increase in the sales volume of active pharmaceutical ingredients contributed to the overall increase in Pharmaceutical and Functional Ingredients revenue.

        Technical Services revenues increased $1,184,000, or 30%, to $5,139,000 in the third quarter of fiscal 2002 from $3,955,000 in the third quarter of fiscal 2001. This increase is due primarily to the completion of and relocation to Shuster's new facility in the third quarter of fiscal 2001, and the efficiencies achieved in late fiscal 2001 and in the first nine months of fiscal 2002 as a result.

        GROSS PROFIT. Gross profit increased $5,512,000 to $3,739,000 in the third quarter of fiscal 2002 from negative $1,773,000 in the third quarter of fiscal 2001. Overall gross profit as a percentage of sales increased to 27% in the third quarter of fiscal 2002 from negative 14% in the third quarter of fiscal 2001. While gross profit in all segments increased in the third quarter of fiscal 2002, the gross profit of Dietary Supplements during the third quarter increased from a negative 27% margin in the third quarter of fiscal 2001 to a positive 27% margin in the third quarter of fiscal 2002. The ability of the Company to acquire inventory at lower average costs, together with a favorable mix of sales of more profitable products is primarily responsible for the increase. The Company's previous write downs of its inventory from cost to market also contributed to the improved gross profit margin in the third quarter of fiscal 2002.

        RESEARCH AND DEVELOPMENT. Research and Development ("R&D") spending increased $144,000, or 28%, to $658,000 during the third quarter of fiscal 2002 from $514,000 in the third quarter of fiscal 2001. This was due to an increase in research and new product development costs. As a percentage of revenues, research and development costs were 5% of revenues in the most recent quarter, up from 4% in the third quarter of fiscal 2001.

        SALES AND MARKETING. Sales and Marketing expenses increased $144,000, or 17%, to $1,005,000 in the third quarter of fiscal 2002 from $861,000 during the third quarter of fiscal 2001. The increase in cost is due to sales personnel incentive compensation related to increased gross profit. As a percentage of revenues, sales and marketing costs of 7% were comparable to the same quarter of the preceding year.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and Administrative ("G&A") expenses decreased by $242,000, or 9%, to $2,477,000 during the third quarter of fiscal 2002 from $2,719,000 during the third quarter of fiscal 2001. This decrease in G&A is due to cost reduction initiatives, and the reduction of goodwill amortization. During the fiscal year ended March 31, 2001, the Company recorded a charge of $16,481,000 to write down goodwill. As a result of this write-off, goodwill amortization decreased from $282,000 to $56,000 in the quarters ended December 31, 2000 and 2001, respectively. As a percentage of revenues, G&A costs decreased from 21% to 18% of revenues between periods.

        RESTRUCTURING CHARGES. In the third quarter of fiscal 2002, the Company continued to reduce operating costs. The reductions included elimination of certain executive positions and facility consolidation. The expenses associated with such restructuring activities for the three months ended December 31, 2001, include $600,000 in contractual severance cost, and $957,000 in cost of facilities consolidation. The Company believes that these reductions will reduce operating expenses by approximately $1,460,000 on an annual basis.

        INTEREST EXPENSE. Interest expense decreased $186,000, or 32%, to $391,000 during the third quarter of fiscal 2002 from $577,000 during the third quarter of fiscal 2001. This decrease is due to the reduction in debt levels in comparison to the prior year. In addition, the reduction in the prime interest rate reduced interest expense.

        OPERATING RESULTS. Loss from operations decreased by $3,909,000, or 67%, to $1,958,000 during the third quarter of fiscal 2002 from an operating loss of $5,867,000 during the third quarter of fiscal 2001. Excluding restructuring charges, the loss from operations decreased by $5,466,000 or 93% to $401,000. This decrease is due to the overall effect of restructuring activities begun in the prior year. Because of the effect of the matters discussed above, net loss decreased $2,805,000, or 54%, to $2,348,000 during the third quarter of fiscal 2002 from $5,153,000 during the third quarter of fiscal 2001.

Comparison of the nine months ended December 31, 2001 to the nine months ended December 31, 2000:

        Revenues in all segments combined decreased $8,967,000, or 17%, in the nine month period ended December 31, 2001 compared to the same period of the preceding fiscal year. Dietary Supplements revenues decreased $6,514,000, or 21%, to $24,379,000 in the nine months ended December 2001, from $30,893,000 in the nine months ended December 2000. This decrease is due primarily to a decrease in sales volume of nutritional supplements as well as sales of whole botanical raw materials associated with the liquidation of inventory.

        Pharmaceutical and Functional Ingredients (formerly known as Fine Chemicals) revenues decreased $4,265,000, or 49%, to $4,501,000 in the nine months ended December 2001 from $8,766,000 in the nine months ended December 2000. In July 2000, the Company was informed that the Company's principal excipient supplier, Blanver, had elected to sell products directly. Accordingly, excipient sales have decreased significantly from the prior year. Sales of Blanver products were $4,594,000 during the nine months ended December 31, 2000, while no Blanver products have been sold in the current fiscal year. In addition, a decrease in the sales volume of active pharmaceutical ingredients contributed to the overall decrease in Pharmaceutical and Functional Ingredients revenue.

        Technical Services revenues increased $2,480,000, or 21%, to $14,403,000 in the nine months ended December 2001 from $11,923,000 in the nine months ended December 2000. This increase is due primarily to the completion of Shuster's new facility in the fall of 2000 and the efficiencies achieved as a result of being located in that facility.

        GROSS PROFIT. Gross profit increased $7,608,000 to $9,955,000 in the nine months ended December 2001 from $2,347,000 in the nine months ended December 2000, despite a 17% decrease in sales. Gross profit as a percentage of sales increased to 23% in the nine months ended December 2001 from 4% in the nine months ended December 2000. The ability of the Company to acquire inventory at lower average costs, together with a favorable mix of sales of more profitable products is responsible for the increase. The Company's previous write downs of its inventory from cost to market also contributed to the improved gross profit margin in fiscal 2002.

        RESEARCH AND DEVELOPMENT. Research and Development ("R&D") spending increased $114,000, or 6%, to $1,938,000 during the nine months ended December 2001 from $1,824,000 in the nine months ended December 2000. This increase was due to additional use of outside consultants, together with a deliberate increase in new product development. As a percentage of revenues, research and development costs were 5% of revenues in the nine months ended December 2001, compared with 4% in the nine months ended December 2000.

        SALES AND MARKETING. Sales and Marketing expenses decreased $462,000, or 16%, to $2,488,000 in the nine months ended December 2001 from $2,950,000 during the nine months ended December 2000. The reduction in cost is due to the consolidation of certain sales functions. As a percentage of revenues, sales and marketing costs remained at 6%.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and Administrative ("G&A") expenses decreased by $1,202,000, or 15%, to $6,646,000 during the nine months ended December 2001 from $7,848,000 during the nine months ended December 2000. This decrease in overall G&A is due to cost savings due to cost reduction initiatives, the closure of one business unit, and the reduction of goodwill amortization. During the fiscal year ended March 31, 2001, the Company recorded a charge of $16,481,000 to write down goodwill. As a result of this write-off, goodwill amortization decreased from $846,000 to $168,000 comparing the nine month periods ended December 31, 2000 and 2001, respectively. As a percentage of revenues, G&A expenses were 15% in both periods.

        RESTRUCTURING CHARGES. In the third quarter of fiscal 2002, the Company continued to reduce operating costs. The reductions included elimination of certain executive positions and facility consolidation. The expenses associated with such restructuring for the nine months ended December 31, 2001, include $1,000,000 in contractual severance cost, and $957,000 in cost of facilities consolidation. The Company believes that these reductions will reduce operating expenses by approximately $1,460,000 on an annual basis.

        INTEREST EXPENSE. Interest expense decreased $583,000, or 33%, to $1,212,000 during the nine months ended December 2001 from $1,795,000 during the same period of 2000. This decrease is due to the reduction in debt levels in comparison to the prior year. In addition, the reduction in the prime interest rate reduced interest expense.

        OPERATING RESULTS. Loss from operations decreased by $7,601,000, or 74%, to $2,674,000 during the nine months ended December 2001 from an operating loss of $10,275,000 during the nine months ended December 2000. Excluding restructuring charges, the loss from operations decreased by $9,558,000 or 93% to $717,000. This decrease is due to the overall effect of restructuring activities begun in the prior year. Because of the effect of the matters discussed above, net loss decreased $6,275,000, or 62%, to $3,876,000 during the nine months ended December 2001 from $10,151,000 during the nine months ended December 31, 2000. Excluding one-time gains from the sale of assets in fiscal 2000, net loss decreased $7,909,000 or 67%.

LIQUIDITY AND CAPITAL RESOURCES

        GENERAL. Total cash and cash equivalents were $494,000 at December 31, 2001, compared to $616,000 at March 31, 2001. The Company's primary cash needs are for operations, working capital and capital expenditures.

        Cash provided by operating activities for the nine months ended December 31, 2001 was $1,278,000. This amount is comprised primarily of a net loss of $3,876,000, offset by non-cash charges of $2,495,000, and changes in operating asssets and liabilities capital of $2,659,000. Working capital decreased by $2,106,000, largely the result of decreases in accounts receivable and inventory of $1,326,000 and $1,273,000, respectively.

        Cash used in investing activities is comprised of capital expenditures of $1,100,000. Capital expenditures for the remainder of the fiscal year are expected to be consistent with those in the previous quarters of fiscal year 2002.

        On December 7, 2001, the Company entered into the Credit Facility with Wells Fargo, which will expire in August 2003. This Credit Facility provides for a total facility of $18.6 million comprised of a revolving line of credit of $10.75 million, subject to borrowing base limitations, bearing interest at 2% over prime (6.75% at December 31, 2001), and a $7.8 million term note with monthly principal and interest payments of $20,000 and additional principal payments of $3.0 million and $4.7 million due on April 30, 2002 and June 30, 2002 respectively. The term note bears interest at 3% over prime and has a final maturity of June 30, 2002. Upon final repayment of the term note, the interest rate on the line of credit will decrease to 1% over prime. The Credit Facility is collateralized by all of the Company's assets. The borrowing base is comprised of 80% and 50% of eligible accounts receivable and inventory, respectively, and totaled $12,023,000 at December 31, 2001. Available borrowing under the facility at December 31, 2001 was $89,000.

        It is the Company's intention that the principal payments of $3.0 million and $4.7 million due on April 30, 2002 and June 30, 2002, respectively, will be made with the proceeds from the sale of certain of its three Technical Services business units. There can be no guarantee that the Company will be able to sell these units before the respective principal payments become due. In the event that the Company is unable to successfully obtain these sales proceeds by the dates needed, an alternative source of financing of these amounts would be required. There is no guarantee that such financing will be available when and if needed by the Company. If alternative financing is not available, or the terms of the alternative financing are not acceptable to the Company, the Company would have to delay planned expenditures, reduce its level of spending and obtain additional capital to meet its liquidity needs. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern.

        As a condition to Wells Fargo entering into the December 2001 amendment to the Credit Facility, Wells Fargo was paid a facility fee by Zatpack. As consideration for this payment, the Company has issued warrants permitting Zatpack to purchase 865,630 shares of the Company's common stock at a price of approximately $0.01 per share, at any time until December 7, 2009. Because the Credit Facility also included a wholly-owned subsidiary of Zatpack, Zatpack caused its subsidiary to reduce trade payables due from the Company to this related party by $247,000 for its share of the debt issuance costs.

        WORKING CAPITAL. Working capital as of December 31, 2001 was $(8,376,000) as compared to $(6,270,000) as of March 31, 2001. If the Company is unable to generate sufficient proceeds from the sale of assets to meet its principal obligations in April and June, it is unlikely that it would have sufficient working capital available to meet its current obligations.

        INCOME TAXES. The Company's net deferred income taxes had a net zero balance at December 31, 2001. Additionally, as of December 31, 2001, the Company had a valuation allowance of approximately $26,000,000. Included in gross deferred tax assets at December 31, 2001, are federal and state net operating loss carryforwards of approximately $63,300,000 and $67,300,000 respectively, income tax credits of approximately $659,000 and alternative minimum tax credits of approximately $1,500,000. Although the deferred income taxes have been fully reserved, the reserve may be reversed and a related benefit recorded in the future when and if the assets are deemed realizable. However, these net operating loss carryforwards may be severely limited upon a change in ownership of the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of changes in United States interest rates. These exposures are directly related to the Company's fixed and variable rate borrowings used to fund its operations. Additionally, the Company is exposed to market risk because of market price reductions for botanical raw materials and extracts. The Company performs ongoing evaluations regarding the net realizable value of inventory and writes down such inventory as appropriate. Historically and as of December 31, 2001, the Company has not used derivative instruments or engaged in hedging activities.

        The interest payable on the Company's revolving line of credit and term note with Wells Fargo are variable based on the prime rate, and are therefore affected by changes in market interest rates. At December 31, 2001, $10,661,000 was outstanding under the revolving line of credit with an interest rate of 6.75%, while $7,784,000 outstanding under the term note interest rate was 7.75%. Should the Company's liquidity needs exceed amounts available under this line of credit, the interest rate to replace the credit facilities might be significantly higher. For example, if the interest rate on the Company's revolving line of credit and term loan had been 2% higher for its quarter ended December 31, 2001, the Company would have incurred additional interest expense of approximately $93,000, with an associated $0.02 increase in the per share loss for the quarter. Therefore, the Company's exposure to changes in interest rates will be significant until such time as its operating results permit it greater access to other lenders and lending instruments on terms equivalent to those available under the Credit Facility.

FORWARD-LOOKING STATEMENTS

        Certain statements included in the Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations. The forward-looking statements included herein and elsewhere are based on current expectations that involve judgments which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Part 2. Other Information

Item 1. Legal Proceedings.

        Reference is made to the Company's Report on Form 10-K for the period ended March 31, 2001.

Item 2. Changes in Securities.

        Reference is made to the Company's Report on Form 10-Q for the period ended September 30, 2001.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

    10.1    Amended and Restated Credit Agreement, dated as of December 7, 2001, among Hauser, Inc., Wells Fargo Bank, N.A., Hauser Technical Services, Inc., Botanicals International Extracts, Inc. and Zetapharm, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated December 10, 2001).

    10.2    Warrant to Purchase Common Stock of Hauser, Inc., dated as of December 7, 2001, issued to Zatpack, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 8-K dated December 10, 2001).

    The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Company's report on Form 10-K for the period ended March 31, 2001.

  (b)
  Reports on Form 8-K

    A current report on Form 8-K was filed by the Company on December 11, 2001, reporting that on December 7, 2001, the Company entered into an Amended and Restated Credit Agreement with Wells Fargo Bank, N.A. The Company also reported that the Company had issued a warrant to purchase 865,630 shares of the Company's common stock to Zatpack, Inc. in consideration of the payment by Zatpack, Inc. of a fee of $779,067 to Wells Fargo Bank, N.A.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAUSER, INC.
Date: February 14, 2001	By:	/s/ KENNETH C. CLEVELAND Kenneth C. Cleveland Chief Executive Officer
Date: February 14, 2001	By:	/s/ THOMAS W. HANLON Thomas W. Hanlon Chief Financial Officer