Form 10-K
period 2002-03-31
HAUSER INC
filed 2002-06-28
CIK 773723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT
TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002	Commission File No. 0-17174

HAUSER, INC.
(Exact name of Registrant as specified in its charter)

Delaware	84-0926801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

20710 S. Alameda Street Long Beach, CA 90810-1107	90810
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 637-9566

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

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$1,437,033 as of June 10, 2002

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value	6,077,299
Class	Outstanding at June 10, 2002

PART I

Item 1.  Business

GENERAL DEVELOPMENT OF BUSINESS

Hauser, Inc., a Delaware corporation, together with its wholly owned subsidiaries (together,  “Hauser” or the “Company”), is a leading supplier of natural product extracts and related products to the dietary supplement market in the United States.  Hauser manufactures extracts from botanical raw materials using its proprietary technologies in extraction and purification.  Hauser and its subsidiaries are able to source, process and distribute products to the dietary supplement market including branded product sellers.  The Company also provides interdisciplinary laboratory testing services, chemical engineering services and contract research and development. The Company’s services are principally marketed to the pharmaceutical, dietary supplement and food ingredient industries.

The Company has experienced significant losses from operations.  In fiscal year 2002, a major factor in the operating loss was the $2,884,000 restructuring charge which was recorded, primarily due to costs of contractual severance and facilities consolidation.  The operating losses in fiscal years ended 2001 and 2000 resulted from a worldwide oversupply of dietary supplement products coupled with high fixed costs.  The Company has substantially reduced costs, increased manufacturing efficiencies, consolidated operations, restructured administrative activities and reduced operating assets.  Beginning in 2002, the Company began divesting its ownership of its wholly owned subsidiary Hauser Technical Services, Inc. (“HTS”).  In February 2002, the Company sold the Hauser Laboratories division of HTS.  The proceeds from the sale of Hauser Laboratories were used to reduce the Company’s bank debt.  The Company is currently seeking potential buyers for the Shuster Laboratories division of HTS.  If a sale of the Shuster Laboratories division is consummated, the Company expects to use the proceeds to further reduce the Company’s bank debt.

In April and June 2002, the Company defaulted under the Company’s Amended and Restated Credit Agreement (the “Amended Credit Facility”), which it entered into with Wells Fargo Bank, N.A. (“Wells Fargo”) on December 7, 2001.  The defaults occurred because the Company failed to make $1.9 million of a $3.0 million payment on April 30, 2002, as required by the term note, and was not in compliance with its cash flow covenant for the quarter ending June 30, 2002.  On June 25, 2002, in consideration of a waiver by Wells Fargo of these events of default, the Company amended the terms of the Amended Credit Facility (the “Amendment”).  Pursuant to the Amendment, both the term note and the revolving line of credit will mature on August 31, 2002.  Specifically, the Amendment extends the maturity date of the term note from June 30, 2002 to August 31, 2002 and amends the maturity date of the revolving line of credit from August 31, 2003 to August 31, 2002.  The Company is engaged in discussions, including discussions regarding the sale of Shuster Laboratories, which could result in the Company obtaining funds to pay the outstanding loans to Wells Fargo in August 2002 and permit the Company to obtain a new line of credit to finance operations.  There can be no assurance that the requisite funds will be obtained.  Arthur Andersen LLP, auditors for the Company, has issued a modified opinion in connection with the audit of the fiscal year March 31, 2002, which states that there is a substantial doubt about the ability of the Company to continue as a going concern.  See “Report of Independent Public Accountants” herein.

The Company provides its interdisciplinary laboratory testing services, chemical engineering services and contract research and development services through HTS.  In June 1999, the Company acquired Wilcox Drug Company, Inc. (“Wilcox”), a supplier of botanical raw materials, Botanicals International Extracts, Inc. (“BIE”), a distributor of bulk dietary supplements, and ZetaPharm, Inc. (“ZetaPharm”), a distributor of bulk fine chemicals, excipients and generic active ingredients.  During the fiscal year ended March 31, 2001, the Company terminated the Wilcox operations.  BIE and ZetaPharm are wholly owned subsidiaries of the Company.

The Company was incorporated under the laws of the State of Delaware in December 1999 as the successor company to a Colorado corporation, Hauser, Inc.  The Company’s predecessor corporation was incorporated in 1996 as the successor company to Hauser Chemical Research, Inc., a Delaware corporation.  The Company’s principal offices are located at 20710 S. Alameda Street, Long Beach, CA 90810.  The Company’s telephone number is (310) 637-9566.

DESCRIPTION OF THE BUSINESS

Hauser has expertise in proprietary extraction and purification technologies which produce purified materials with a readily ascertainable concentration of active ingredients.

Hauser is vertically integrated with the ability to source, process and distribute bulk ingredients to manufacturers and marketers of dietary supplements.  In addition, Hauser’s integrated research and development capability and proprietary extraction technology provides customers with a full range of solutions to accommodate their product needs.

DESCRIPTION OF EACH REPORTABLE INDUSTRY SEGMENT

Dietary Supplements

Dietary Supplements include a broad range of natural product extracts that are used in the manufacture of dietary supplements.  Hauser’s natural product extracts are dietary supplements, which may be consumed in liquids, capsules, tablets or as ingredients in processed foods. The Company has several proprietary products, including:  RoseOx® and Rossentia, two rosemary based antioxidants; TT550™, a ginger based anti-nausea product; and NaturSpan®, a time release extract line for once-a-day dosing and better consumer compliance.  Hauser has developed a product (Policor™) in which policosonal is extracted from beeswax.  Policosonal has been shown to reduce human serum cholesterol levels.

The Company also produces rosemary extracts which protect the flavor and quality of foods and beverages. The Company’s rosemary extracts are oil-soluble and water-soluble oxidation stabilizer products that are marketed under the brand name StabilEnhance®.  Although rosemary has been used for centuries to prevent rancidity of fats and oils, the use of rosemary has been limited by its strong odor and taste and thus, historically, has been limited to applications such as Italian sausage where this flavor is acceptable. Hauser’s process minimizes the objectionable flavor components while retaining rosemary’s preservative characteristics. The Company’s StabilEnhance® product line is a natural way to control flavor-deteriorating oxidation in food products containing fats and oils.

Sales from Dietary Supplements accounted for 56% of total revenues in the fiscal year ended March 31, 2002, 59% of total revenues in the fiscal year ended March 31, 2001 and 53% of total revenues in the 11 months ended March 31, 2000.

Technical Services

The Company, through HTS, provides research, development, testing, quality assurance, problem-solving and regulatory consultation services to manufacturers, marketers and retailers of foods, dietary supplements, natural products, pharmaceuticals, household chemicals, personal care, plastic pipe, construction materials, industrial formulations and petroleum products, as well as to customers in the medical devices, legal and insurance industries.  HTS also provides contract research, development and testing services to manufacturers of natural and pharmaceutical products.

In December 2000, the Company announced its intention to divest HTS.  HTS consisted of the following three divisions: Hauser Laboratories, Shuster Laboratories and Hauser Contract Research Organization.  In February 2002, the Company sold the Hauser Laboratories division.  The Company is currently seeking potential buyers for the Shuster Laboratories division.  The sale of Shuster Laboratories will provide a portion of the funds necessary to reduce the bank debt.  The Company believes that the sale of the Shuster Laboratories division of HTS would permit the Company to focus its resources on the production and sale of bulk natural product extracts and nutritional supplements, the development of new clinically supported natural product extracts and the distribution of fine chemicals to dietary supplement manufacturers.

Revenues from Technical Services accounted for 33% of total revenues in the fiscal year ended March 31, 2002, 24% of total revenues in the fiscal year ended March 31, 2001 and 19% of total revenues in the 11 months ended March 31, 2000.

Pharmaceutical and Functional Food Ingredients

Through ZetaPharm, the Company distributes active pharmaceutical ingredients and functional food ingredients. These products are sold to manufacturers and processors of health food, pharmaceuticals, food, beverages and dietary supplements.

Sales from Pharmaceutical and Functional Food Ingredients accounted for 11% of total revenues in the fiscal year ended March 31, 2002, 16% of total revenues in the fiscal year ended March 31, 2001 and 17% of total revenues in the 11 months ended March 31, 2000.

SOURCES AND AVAILABILITY OF RAW MATERIALS

Historically, the Company has purchased its needed raw materials through a variety of sources. The availability of raw material has been dependent on available habitat, growing conditions and price of the product.

ZetaPharm imports the products that it sells.  ZetaPharm suppliers are primarily located in Europe, Asia and South America.

TRADE SECRETS, PATENTS AND TRADEMARKS

Proprietary protection for the Company’s technology and body of knowledge is extremely important to Hauser’s business. The Company relies on patents, trade secrets and confidentiality agreements, as well as continuing technological innovation, to develop and maintain its competitive position.  The Company believes that it has established a distinct competitive advantage with its proprietary technologies and sophisticated knowledge of the extraction and purification of natural products. This expertise enables the Company to produce products that it believes could not be duplicated without the use of the Company’s technologies.

The Company has developed numerous proprietary technologies to process natural raw materials and produce specialized extracts of natural products. The Company’s expertise in analyzing, identifying and measuring low concentration compounds occurring in natural materials and in process streams, is important to raw material analysis, process development and process and quality control. Designing a particular process application involves selecting the most appropriate processing steps, determining the proper sequence, and establishing optimum temperature, pressure, solvent and other parameters for each process step. The Company develops variations of its processes based on the nature of the raw material used and the specifications of the desired product.

For example, the Company’s Dynamic Liquid/Solid ExtractionSM (“DL/SESM”) isolation process, typically the first manufacturing step, is particularly effective at producing liquid extracts from solid natural materials such as roots, bark, seeds and leaves.  Relative to conventional methods, DL/SESM produces a higher concentrated extract that can be valuable in itself as a product, or alternatively, can simplify the subsequent steps required to isolate an enriched extract or purified natural chemical.

DL/SESM can capture a broad range of components, such as the top notes of pepper, which improves the quality of the final product. Top notes are the highly volatile chemical components of an extract, such as a flavor which can easily evaporate, the loss of which reduces the quality or character of the flavor. The Company’s process also ensures that the level of the marker compound in a specific natural product is representative of the botanical natural ratio of all compounds.

The Company patents technology when appropriate to obtain long-term protection. The Company owns patents for proprietary chemical substances, composition of matter and manufacturing processes.

The Company has several trademarks and servicemarks either registered or pending, including ColorEnhance™, Customer Connected™, Delivering What Nature Intended®, Invigora™, Preventia™, RoseOx®, Rossentia™, StabilEnhance®, TAQA®, Policor™, and Apisol™.  The servicemarks “Hauser” and “Shuster” have been registered by the Company.

In addition to patents, trademarks and servicemarks, the Company protects its proprietary technology and knowledge through established security practices and confidentiality agreements with employees, consultants, strategic industry participants and technical advisors.

SEASONAL ASPECTS OF THE COMPANY’S BUSINESS

While the Company purchases inventory throughout the year, a portion of the inventory requirements are purchased during the harvest seasons specific to certain botanical raw material which begins in August and concludes in December.

SIGNIFICANCE OF DEPENDENCE UPON A FEW CUSTOMERS

During the fiscal year ended March 31, 2002, no customer accounted for 10% of any products produced, or services performed, by the Company.

BACKLOG

For a discussion of customer backlog information see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

GOVERNMENT CONTRACTS

No material portion of the Company’s business is subject to renegotiation of profits or termination of contracts at the election of the government.

CUSTOMERS AND COMPETITION

Dietary Supplements

Natural products which are used in the production of extracts are purchased from a large number of suppliers, located primarily in North America, South America, Europe and Asia.  In the United States, companies selling bulk natural products include domestic natural product manufacturers such as PureWorld, U.S. Nutraceuticals and Triarco, foreign manufacturers such as Indena, Euromed and Martin Bauer, and a large number of brokers and distributors selling products that are manufactured worldwide.  The Company competes with these companies for both the purchase of natural products and sales of natural product extracts.

Competition with respect to the purchase of natural products is based primarily on price and competition with respect to the sale of natural product extracts is based primarily on service, product quality and price.

The Company believes that its expertise in the production, marketing and sale of bulk natural products and its extensive regulatory experience will permit the Company to effectively compete in the sale of these products to manufacturers and marketers of consumer products.

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

Pharmaceutical and Functional Food Ingredients

The Company imports bulk active pharmaceutical ingredients with emphasis on the over-the counter cough and cold market.  Competitors include major international producers including BASF, Mallinkrodt, Rhodia, and a number of importers of bulk ingredients produced in China and India. Competition with respect to sales of Pharmaceutical and Functional Food Ingredients is based on service, product quality and price.

RESEARCH AND DEVELOPMENT

Research and development efforts are generally devoted to five principal areas: (1) development of new technology; (2) application of the Company’s processing technology to new products; (3) improvement of existing processes; (4) semi-synthetic preparation of existing and new biologically active compounds; and (5) development of viable alternate raw materials for natural products extraction and purification.  The Company has spent approximately $2.6 million on Company-sponsored research and development in the fiscal years ended March 31, 2002 and 2001, and $800,000 on Company-sponsored research and development in the 11 months ended March 31, 2000.

GOVERNMENT REGULATIONS

General

The Company’s business is subject to comprehensive regulation throughout the world.  In the United States, the Company’s business is regulated by federal agencies such as the Food and Drug Administration (“FDA”), the U.S. Environmental Protection Agency (“EPA”), the U.S. Bureau of Alcohol, Tobacco and Firearms, the U.S. Drug Enforcement Agency (“DEA”), the U.S. Departments of Interior and Agriculture and various state and local government agencies.

Products manufactured or sold by the Company are defined as “Dietary Supplements,” as defined by the Dietary Supplement Health and Education Act (“DSHEA”), and are governed by DSHEA.  DSHEA governs claims and statements of nutritional support regarding dietary supplements.  DSHEA establishes labeling practices regarding quality standards for supplements, including requirements concerning purity, disintegration and compositional specifications and also amends nutrition labeling and nutrient content claim requirements for dietary supplements under the Nutrition Labeling and Education Act of 1990.

The Company is also subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act, and other federal, state and local statutes and regulations.

Failure to comply with applicable laws, regulations and permits can result in injunctive actions, product seizures, damages and civil and criminal penalties.  Although the Company believes it is in substantial compliance with current applicable federal, state and local regulations, the FDA, the EPA, the Departments of the Interior and Agriculture and other governmental agencies may in the future change existing regulations or adopt additional regulations that may affect the Company’s ability to acquire necessary raw materials, manufacture natural product extracts or develop or manufacture new products.

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

PRODUCT LIABILITY INSURANCE

The sale of the Company’s products include an inherent risk that product liability claims may be asserted against the Company. The natural products industry has experienced increasing difficulty maintaining product liability insurance coverage at reasonable levels and substantial increases in insurance premium costs have rendered coverage economically impractical in certain cases.  The Company maintains product liability coverage in an amount the Company considers to be reasonable.  There can be no assurance that the Company will be able to maintain product liability insurance on acceptable terms or that such insurance will provide adequate coverage against potential claims.  The Company’s business and prospects could be adversely affected if such claims are resolved against the Company.

EMPLOYEES

As of March 31, 2002, the Company had 228 employees.

Dietary Supplements has 15 employees involved with administrative, financial and marketing functions, 39 employees involved in manufacturing and sourcing of natural products, eight employees involved in sales and 10 employees involved with research and development.

Technical Services has 20 employees involved in administration, financial and sales and marketing functions, and 129 employees involved in performing the technical services.

Pharmaceutical and Functional Food Ingredients has seven employees, four of whom are engaged in sales and administration and three of whom are engaged in customer service.

Item 2.  Properties

As of March 31, 2002, the location and general description of properties owned or leased by the Company are as follows:

Location	Type of Facility	Area/Facility Square Footage	Owned or Leased; If Leased, Expiration Year	Reporting Segment
Boulder, CO	Manufacturing and laboratory facilities	14,000	Owned	Technical Services
Longmont, CO	Manufacturing and laboratory facilities	32,000	Owned	Dietary Supplements
Denver, CO	Laboratory facilities	25,000	Leased; 2003	Technical Services
Canton, MA	Laboratory facilities, executive and administrative offices	42,000	Leased; 2010	Technical Services
New York, NY	Executive and sales offices	3,000	Leased; 2004	Pharmaceutical and Functional Food Ingredients

The Company believes that its facilities are in good repair and are suitable for its needs in the foreseeable future.

Item 3.  Legal Proceedings

In March 2000, the United States attorney for the District of New Jersey informed ZetaPharm of a possible civil prosecution based on allegations by the DEA that in 1997 ZetaPharm imported, distributed and purchased domestically the chemicals pseudoephedrine and ephedrine without registration required under federal law.  No prosecution has been commenced and ZetaPharm has fully cooperated with the investigation.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a shareholder vote during the fourth quarter of the fiscal year ended March 31, 2002.

Part II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

The following table sets forth the high and low bid prices of the Company’s Common Stock for the periods indicated prior to November, 2000, as reported by the NASDAQ National Market, and for the periods indicated after November, 2000, as reported by the Over the Counter Bulletin Board (“OTCBB”).  The quotations presented below reflect inter–dealer prices, without retail mark–up, markdown or commissions and may not necessarily represent actual transactions.

	Year Ended March 31, 2002		Year Ended March 31, 2001
	High Bid	Low Bid	High Bid	Low Bid
First Quarter	$0.96	$0.51	$2.13	$1.25
Second Quarter	0.81	0.45	1.69	0.56
Third Quarter	0.51	0.28	0.56	0.31
Fourth Quarter	0.41	0.30	0.91	0.44

The Company’s Common Stock is traded in the over-the-counter market and quoted on the OTCBB under the symbol “HAUS.OB.”  The OTCBB is a regulated quotation service that displays real-time quotes and last—sale price and volume information with respect to over-the-counter equity securities.

As of June 10, 2002, there were approximately 533 holders of record of the Company’s Common Stock, which numbers do not reflect stockholders who beneficially own Common Stock held in nominee or street name.

On June 11, 2002, the Board of Directors approved the sale of $50,000 of its Common Stock to Kenneth C. Cleveland at the price per share of the Company’s Common Stock at the close of trading on June 28, 2002.

In April 2002, the Board of Directors approved a grant of shares of its Common Stock (the “2002 Restricted Stock”) to certain of its key employees.  The Company expects to issue up to 150,000  shares to such employees at no cost to the employees.  If, prior to May 31, 2005 (the “2002 Restricted Period”), any of the recipients of the 2002 Restricted Stock cease to be an employee of the Company for any reason, other than due to the death or permanent disability of the recipient, the 2002 Restricted Stock will be forfeited to the Company.  The 2002 Restricted Stock becomes fully vested and the restrictions imposed thereon lapse on the earlier of the 2002 Restricted Period or the death of the recipient.  The Company may elect to waive such forfeitures.

As a condition to the issuances of 2002 Restricted Stock, the recipients will be required to make an 83(b) election with the Internal Revenue Service.  Making an 83(b) election permits each recipient to include the value of stock received as taxable income for the recipient’s current tax year (the “83(b) Election”).  The Company will make a cash payment to each of the recipients equal to the amount necessary to pay tax liabilities resulting from the 83(b) Election and the additional tax liability from such payment.  The Company expects the amount of these payments to be approximately $40,000.

In December 2001, the Company entered into the Amended Credit Facility with Wells Fargo which required that a fee be paid to Wells Fargo in the amount of $779,000 (the “Fee”).  Initially, Wells Fargo had stated that as further consideration for entering into the Amended Credit Facility, the Company must issue to Wells Fargo a warrant to purchase 865,630 shares of the Company’s Common Stock, representing approximately 12.5% of the Company’s Common Stock on a fully diluted basis, at an exercise price of $0.01 per share, which would expire eight years after issuance (the “Warrant”).  Wells Fargo subsequently stated that it would accept the Fee in lieu of the Warrant, provided that the Fee was paid by a party other than the Company.  Wells Fargo would not permit the Company to reduce its working capital by paying the Fee.  Zatpack, Inc., an international business company organized under the laws of the British Virgin Islands and a significant shareholder of the Company (“Zatpack”), agreed to pay the Fee.  The Company, as consideration for such payment, issued the Warrant to Zatpack.  The terms of the Warrant were negotiated solely between the Company and Wells Fargo.  Pursuant to the terms of the Warrant, unless waived by the Company, the holder thereof may only exercise the Warrant upon 61 days from the date that written notice of such exercise is received by the Company.  On January 31, 2002, Zatpack sold the Warrant.  The Company has not waived the 61-day notice provision.

In February 2001, the Board of Directors approved a grant of shares of its Common Stock (the “2001 Restricted Stock”) to certain of its key employees.  In June 2001, the Company issued 520,000 shares of the 2001 Restricted Stock to such employees at no cost to the employee.  As a condition to the issuance, certain of the recipients agreed to cancel options that had previously been granted to them.  If, prior to May 31, 2004 (the “2001 Restricted Period”), any of the recipients of the 2001 Restricted Stock cease to be an employee of the Company for any reason, other than due to the death or permanent disability of the recipient, their 2001 Restricted Stock will be forfeited to the Company.  The 2001 Restricted Stock becomes fully vested and the restrictions imposed thereon lapse on the earlier of the May 31, 2004 or the death of the recipient.  The price of the stock on the date of the issuance was $0.84.  The Company may elect to waive such forfeitures.

In February 2001, the Board of Directors of the Company approved the sale of 100,000 shares of its Common Stock to Kenneth C. Cleveland for $0.37 per share.  As of June 28, 2002, Mr. Cleveland had not purchased these shares.  If the shares are purchased by Mr. Cleveland, such shares will be subject to similar terms as the 2001 Restricted Stock.

As a condition to the issuances of the 2001 Restricted Stock, the recipients were required to make an 83(b) Election.  The Company made a cash payment to each of the recipients equal to the amount necessary to pay tax liabilities resulting from the 83(b) Election and the additional tax liability from such payment.  The amount of these payments totaled approximately $318,000.

The issuances of the 2002 Restricted Stock, the Warrant and the 2001 Restricted Stock were exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), pursuant to Section 4(2) or because such issuance were not sales within the meaning of the Securities Act.  No underwriters were involved in these transactions.

Dividend Policy

The Company has not paid cash dividends in the past and does not intend to pay cash dividends in the foreseeable future.  In addition, the Company’s Amended Credit Facility restricts the ability of the Company to pay dividends.  See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” for a summary of the Amended Credit Facility.  The Company presently intends to retain earnings for use in its business, with any future decision to pay cash dividends dependent upon the Company’s growth, profitability, financial condition and other factors the Board of Directors may deem relevant.

Item 6.  Selected Financial Data

The following is a summary of selected financial data which the Company believes highlights trends in its financial condition and results of operations. The data is as of and for the Company’s fiscal years ended March 31, 2002 and 2001, the eleven months ended March 31, 2000, and the fiscal years ended April 30, 1999 and 1998.

	(In thousands, except share amounts)

			Eleven Months
	Year Ended March 31,		Ended March 31,	Year Ended April 30,
	2002	2001	2000	1999	1998
Statement of Operations Data:
Revenues:
Dietary supplements	$32,059	$39,127	$42,946	$13,827	$13,675
Pharmaceutical and functional food ingredients	6,375	10,670	$14,078	-	-
Technical services	19,188	16,246	15,442	17,220	14,508
Other	-	671	8,695	5,218	3,855
Total revenues	57,622	66,714	81,161	36,265	32,038
Cost of Revenues	44,641	63,962	78,343	48,699	24,541
Gross profit (loss)	12,981	2,752	2,818	(12,434)	7,497
Operating expenses	17,157	35,445	25,772	16,874	12,143
Loss from operations	(4,176)	(32,693)	(22,954)	(29,308)	(4,646)
Other income (expense):
Interest and other income	12	392	88	154	315
Interest expense	(1,653)	(2,296)	(1,879)	(582)	(45)
Gain (loss) from sale of assets	309	1,430	-	-	362
Total other income (expense)	(1,332)	(474)	(1,791)	(428)	632
Loss from continuing operations before provision for income taxes	(5,508)	(33,167)	(24,745)	(29,736)	(4,014)
Provision (benefit) for income taxes	(103)	94	3,630	-	(880)
Net loss	$(5,405)	$(33,261)	$(28,375)	$(29,736)	$(3,134)
Loss per share from continuing operations-basic and diluted
Loss per share basic and diluted	$(0.96)	$(6.75)	$(6.47)	$(11.36)	$(1.20)
Weighted average number of shares outstanding	5,637,735	4,929,473	4,388,221	2,617,166	2,609,950

	As of March 31,			As of April 30,
	2002	2001	2000	1999	1998
Balance Sheet Data:
Working capital	$(11,892)	$(6,272)	$3,754	$10,716	$16,672
Property and equipment, net	11,475	12,700	15,685	16,571	22,345
Total assets	31,965	37,839	76,060	49,904	68,294
Long-term debt	-	2,741	419	487	693
Stockholders' equity	1,180	5,210	37,826	30,836	60,534

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Pursuant to an Agreement and Plan of Merger dated December 8, 1998 (the “Merger Agreement”), the Company completed a merger (the “Merger”) on June 11, 1999 with three subsidiaries (the “Contributed Subsidiaries”) of Zuellig Group N.A., Inc. (“ZGNA”) and Zuellig Botanicals, Inc. (“ZBI”).  Two subsidiaries of ZGNA, Wilcox and ZetaPharm, and one subsidiary of ZBI, BIE, merged with three wholly owned subsidiaries of the Company which were created for the purpose of the Merger.  Wilcox, ZetaPharm and BIE were the surviving corporations and, as a result, became wholly owned subsidiaries of the Company.

At the closing of the Merger, the Company issued 2,515,349 shares of its Common Stock to ZGNA and ZBI, which constituted 49% of the Company’s then outstanding shares. On December 15, 1999, the number of shares that were issued to ZGNA was reduced to 2,193,568 in accordance with the terms of the Merger Agreement.  Simultaneously with the Merger, the Company effected a one-for-four reverse stock split.  All share and per share information has been adjusted for the reverse stock split.

The Company has experienced significant losses from operations resulting primarily from a worldwide oversupply of dietary supplement products.  As a result, markets for the Company’s raw materials and finished goods have become more volatile.  During fiscal 2002, 2001 and 2000, there continued to be declines in the wholesale prices for bulk dietary supplement ingredients forcing the Company to take charges of $212,000, $4.5 million and $10.7 million, respectively, to reduce its inventory balances to net realizable value.  Market conditions have caused the Company to assess its long-lived assets for recoverability, resulting in write-downs of $675,000, $17.7 million and $7.1 million in fiscal 2002, 2001 and 2000, respectively.  The Company has taken actions to reduce costs and streamline operations.  This has resulted in restructuring charges (absent asset impairment charges) of $2.2 million, $100,000 and $2.2 million in fiscal 2002, 2001 and 2000, respectively.  These actions have included the termination of paclitaxel production; substantially reducing manufacturing costs while increasing manufacturing efficiencies; consolidating  technical services operations; and restructuring its administrative activities.

The Company has also sold selected assets to reduce its leverage and increase its liquidity.  These sales include land previously held for investment purposes and the Hauser Laboratories division of HTS.  The sales generated proceeds of $3.8 million and $790,000, respectively.

The operating losses have created liquidity issues for the Company resulting in various debt covenant violations under the Amended Credit Facility and subsequent to March 31, 2002, only partial payment of a scheduled principal maturity.  In April and June 2002, the Company defaulted under the Amended Credit Facility, which it entered into with Wells Fargo on December 7, 2001.  The defaults occurred because the Company failed to make $1.9 million of $3.0 million payment on April 30, 2002, as required by the term note, and was not in compliance with its cash flow covenant for the quarter ending June 30, 2002.  On June 25, 2002, in consideration of a waiver by Wells Fargo of these events of default, the Company entered into an Amendment with Wells Fargo.  Pursuant to the Amendment, both the term note and the revolving line of credit will mature on August 31, 2002.  Specifically, the Amendment extends the maturity date of the term note from June 30, 2002 to August 31, 2002 and amends the maturity date of the revolving line of credit from August 31, 2003 to August 31, 2002.  The Company is engaged in discussions, including discussions regarding the sale of Shuster Laboratories, which could result in the Company obtaining funds to pay the outstanding loans to Wells Fargo in August 2002 and permit the Company to obtain a new line of credit to finance operations.  There can be no assurance that the requisite funds will be obtained.  These circumstances raise substantial doubt about the ability of the Company to continue as a going concern.

RESULTS OF OPERATIONS

Comparison of the fiscal year ended March 31, 2002 to the fiscal year ended March 31, 2001, and the 11 months ended March 31, 2000:

REVENUES.  The Company’s three business segments are: Dietary Supplements, Pharmaceutical and Functional Food Ingredients, and Technical Services, each having a separate management team and infrastructure offering different products and services, and utilizing different marketing strategies to customers.  During the fiscal year ended March 31, 2002, the Company changed the name of its Natural Products segment to Dietary Supplements, and its Fine Chemicals segment to Pharmaceutical and Functional Food Ingredients.  Further, the Company reclassified certain product lines to align management responsibilities with the related products.  The Company now classifies nutritional supplement products, which were formerly classified as Fine Chemicals, as Dietary Supplements.  In addition, the Company now classifies certain functional food ingredients, which were formally classified as Natural Products, as Pharmaceutical and Functional Food Ingredients.  The Company has restated the corresponding information for the prior years to conform to the current composition of the Company’s reportable segments.

Total revenues in 2002 were $57,622,000 compared to $66,714,000 in 2001, a decrease of 14%.   Revenues were $66,714,000  in 2001 compared to $81,161,000 in 2000, a decrease of 18%.  In February 1999, the Company entered into a purchase agreement for the sale of its paclitaxel inventory as part of the planned closure of the paclitaxel business. Revenues generated through the sale of remaining paclitaxel inventories during the fiscal years ended March 31, 2002, 2001 and the 11 months ended March 31, 2000 totaled $0, $671,000 and $8,695,000, respectively.

Dietary Supplements revenues decreased by 18% in 2002 to $32,059,000 from $39,127,000 in 2001. This decrease can be attributed to a reduction in sales of natural product extracts.  Natural product extract sales decreased both with respect to pricing and units.   In 2001, Dietary Supplements revenues decreased by 9% to $39,127,000 from $42,946,000 in the 11 months ended March 31, 2000.  The decrease was due to decreases in sales of both botanical raw materials and natural product extracts.  Fiscal 2000 sales of botanical raw materials included the liquidation of inventories in connection with the closure of the Wilcox facilities in March 2000.  Prior to fiscal 2000, rapid dietary supplement growth resulted in a build-up of inventory levels by dietary supplement manufacturers.  As the growth slowed beginning in 2000, customer demand decreased significantly as customers liquidated inventories. Reduced customer demand in 2000 through 2002 caused prices to decrease, which resulted in revenue reduction for the Company.

Pharmaceutical and Functional Food Ingredients revenues decreased by 40% in 2002 to $6,375,000 from $10,670,000 in 2001.   Pharmaceutical and Functional Food Ingredients revenues decreased by 24% in 2001 to $10,670,000 from $14,078,000 in the 11 months ended March 31, 2000.  In July 2000, the Company was informed that its principal excipient supplier, Blanver, had elected to sell products directly.  Accordingly, excipient sales decreased significantly from the prior year.  Sales of Blanver products totaled approximately $4.5 million and $10.5 million during 2001 and 2000, respectively, while there were none in fiscal 2002.

Technical Services revenues increased by 18% in 2002 to $19,188,000 from $16,246,000 in 2001.  This increase was due to the improved capabilities of the new facility into which the Shuster Laboratories division of HTS had moved late in the preceding year, and improved productivity for the entire Technical Services business.  Technical Services revenues increased by 5% in 2001 to $16,246,000 from $15,442,000 in the 11 months ended March 31, 2000.  This increase was due to the shorter fiscal period in the earlier period (eleven months), the effect of which was partially offset by the decline in revenues experienced during the Shuster Laboratories move.

GROSS PROFIT.   Gross profit increased by 372% to $12,981,000 in 2002 from $2,752,000  in 2001.   Gross profit decreased by 2% to $2,752,000 in 2001 from $2,818,000 in the 11 months ended March 31, 2000.  During each of the fiscal years ended March 31, 2002 and 2001, the Company recorded a charge to write down inventory in the amount of $212,000 and $4,498,000, respectively.  During the 11 months ended March 31, 2000, the Company recorded a charge to write-down inventory in the amount of $10,671,000, which was partially offset by the reversal of a reserve of $3,995,000 established in connection with termination of yew tree cultivation agreements and the discontinuation of paclitaxel. The inventory write-downs occurred because of market price reductions for both botanical raw materials and natural product extracts.  Additionally, a portion of the inventory write-downs recorded in 2000 related to the closing of the Wilcox facilities.  There have not been any significant sales of inventory written down because it was deemed excess or obsolete.  Sales in each of the fiscal periods include the sale of inventories previously written down from cost to its lower market value.

Excluding the impact of the above referenced items, the Company’s  gross profit as a percentage of revenue increased to 23% in 2002 from 11% in the fiscal year 2001 and 12% in the 11 months ended March 31, 2000.  Manufacturing cost efficiencies, the ability of the Company to acquire inventory at lower costs, and a favorable mix of sales of more profitable products is responsible for the increase. The increase in gross margin also reflects the sale of inventories previously written down from their original cost to their lower market values.  The fiscal 2001 and 2000 margins were particularly low due to industry market conditions, which resulted in reduced sales prices for the Company’s products sold to dietary supplement manufacturers.

RESEARCH AND DEVELOPMENT.  Research and development costs remained consistent at $2,580,000 and $2,586,000 in 2002 and 2001, respectively.  Research and development costs increased 223% from $800,000 for the 11months ended March 31, 2000 to $2,586,000 in 2001.  As a percentage of revenues, research and development costs were 4.5%, 3.9%, and 1.0% in 2002, 2001 and 2000, respectively.  The increase in research and development expenditures relates to a deliberate increase in expenditures for new product development, including an increase in the number of employees, and additional use of outside consultants.

SALES AND MARKETING.  Sales and marketing costs decreased 7% to $3,374,000 in 2002 from $3,621,000 in 2001.  As a percentage of sales, sales and marketing costs were 5.9% and 5.4% in 2002 and 2001, respectively.  The decrease in sales and marketing costs were primarily the result of a decline in sales between periods.  The increase in the percentage of revenues results from fixed marketing costs spread over less revenues.  Sales and marketing costs decreased 21% to $3,621,000 in 2001 from $4,612,000 for the 11months ended March 31, 2000.  As a percentage of revenues, sales and marketing costs were 5.4% in 2001 and 5.7% in 2000.  The decrease in sales and marketing costs both as a percentage of revenues and in absolute dollars resulted from the decline in revenues between periods and the Company’s cost reduction efforts.

GENERAL AND ADMINISTRATIVE.  General and administrative costs decreased to $8,319,000 (14.4% of revenues) in 2002 from $11,394,000 (17.1% of revenues) in 2001.  The 27% decrease in general and administrative expenses is a result of the Company’s restructuring and cost reduction efforts.  General and administrative expenses increased to $11,394,000 from $11,104,000 between 2001 and 2000 as a result of the short fiscal period in 2000.  As a percentage of revenues, general and administrative expenses increased to 17.1% in 2001 from 13.7% in 2000 due to significantly less revenues in fiscal 2001 over which to spread the Company’s fixed costs.

RESTRUCTURING CHARGES AND EXIT COSTS.  Restructuring charges totaled $2,884,000 in 2002 and $17,844,000 in 2001.  Charges during fiscal 2002 resulted from a continued effort to reduce operating costs and streamline operations.  The initiatives included a reduction in headcount (including two senior executive vice president positions) resulting in contractual severance charges of $1.1 million, the termination of leases on certain facilities for $1.1 million, and the impairment of related leasehold improvements of $675,000. The charges during fiscal 2001, include the impairment of goodwill and long-lived assets and an additional accrual necessary for the exit from the Paclitaxel business. As a result of the decline in the dietary supplement industry, among other factors, the Company deemed the goodwill recorded in connection with the Merger to be impaired.  During the fiscal year ended March 31, 2001, the Company recorded a charge of $16.5 million to write down the remaining goodwill balance, which had been initially recorded in connection with the Merger.  The Company believed the goodwill had no residual value because of the significant losses being incurred by the Contributed Subsidiaries and the continued oversupply of dietary supplements in the Company’s markets leading to a reduction in the demand and prices for the Company’s products. Similarly, long-lived assets were written down to zero because of their specialized nature and the lack of alternative use for the equipment resulting in a charge of $1.2 million. $100,000 of lease termination costs recorded in the prior period were reversed in fiscal 2001.

Restructuring charges were $9,256,000 in 2000. During fiscal 2000, the Company terminated the operations of the Wilcox subsidiary and consolidated its technical services operations in order to gain efficiencies.  Wilcox principally purchased wild botanical raw materials gathered in the United States and sold those materials to customers in North America, Europe and Asia.  The decision to terminate the operations of Wilcox was made as a result of the significant decline in market prices for the natural product raw materials sourced by Wilcox. The restructuring charges included lease termination costs of $1 million, severance for 14 Wilcox employees of $645,000, and the write-down of goodwill and long-lived assets related to the operations of Wilcox of $7.1 million. As part of the consolidation of the technical services operations, the Company shut down its laboratory operations in Smyrna, Georgia. The cost to close the Smyrna operations included lease termination costs of $400,000 and severance of $100,000 for three employees.

INTEREST EXPENSE.  Interest expense was $1,653,000 in 2002, $2,296,000 in 2001, and $1,879,000 in the 11 months ended March 31, 2000.  In fiscal 2002, interest was reduced by repaying a portion of the funds borrowed from Wells Fargo.  During 2001, interest expense remained consistent with fiscal year 2000 levels after considering the short (11 month) fiscal period in 2000.

OTHER   The Company realized one-time gains of $309,000 and $1.4 million  in fiscal 2002 and 2001, respectively, from the sale of the Hauser Laboratories division of the Technical Services business and the sale of land held for investment.

INCOME TAXES.  The Company incurred a benefit of $103,000 and a provision of $94,000 for state income taxes in 2002 and 2001, respectively. For the 11months ended March 31 ,2000, the Company incurred a provision of $3.6 million related to additional valuation allowances against its deferred tax assets. Given the Company’s net losses, all deferred tax assets have been eliminated through a valuation allowance.

NET LOSS.  Because of the items discussed above, the Company’s net loss has been reduced from $28.4 million and $33.3 million in fiscal 2000 and 2001, respectively, to $5.4 million in fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Total cash and cash equivalents were $452,000 at March 31, 2002, compared to $616,000 at March 31, 2001. The Company’s primary cash needs are for operations, working capital and capital expenditures.

Cash provided by operating activities for the year ended March 31, 2002 was $2,883,000 compared to $4,008,000 for the year ended March 31, 2001.    The decrease in cash provided by operations was primarily the result of cash provided by working capital reductions of $13.4 million in fiscal 2001 versus $4.3 million in fiscal 2002.  The reduction in working capital for the year ended March 31, 2002 was primarily the result of decreased inventories and receivables of $2,014,000 and $2,077,000, respectively.  The decrease in inventories resulted from improved inventory management activity and liquidation of excess inventories, while accounts receivable decreased due to improved collections, and lower overall revenues.  The decrease in inventories in fiscal 2001 was the result of a liquidation of inventory balances through one-off bulk sales.  The decrease in working capital was offset by cash used to fund operations of $1.4 million and $9.4 million in 2002 and 2001, respectively.  The reduction in cash used to fund operations was due to the decreased net loss.

Cash used in investing activities was comprised of additions to property and equipment of $1,613,000, partially offset by the net proceeds of $790,000 from the sale of the Hauser Laboratories division of HTS and $116,000 from other asset sales. The Company believes capital expenditures in fiscal 2003 will be consistent with fiscal 2002.  Cash provided by investing activities in fiscal 2001 was comprised of proceeds equal to $3,799,000 from the sale of land held for investment, which was partially offset by capital expenditures of $3,514,000.

In fiscal 2002 as well as in 2001, cash used in financing activities was comprised of repayments of the Amended Credit Facility and long-term debt.  In fiscal 2001, such repayments were partially offset by proceeds from the sale to Zatpack of a $3 million Note of the Company, which is subordinate to the Company’s Amended Credit Facility (the “Zatpack Note”), and proceeds from the issuance of Common Stock and warrants.

In April and June 2002, the Company defaulted under the Amended Credit Facility, which it entered into with Wells Fargo on December 7, 2001.  The defaults occurred because the Company failed to make a $3.0 million payment on April 30, 2002, as required by the term note, and was not in compliance with its cash flow covenant for the quarter ending June 30, 2002.  On June 25, 2002, in consideration of a waiver by Wells Fargo of these events of default, the Company entered into the Amendment.  Pursuant to the Amendment, both the term note and the revolving line of credit will mature on August 31, 2002.  Specifically, the Amendment extends the maturity date of the term note from June 30, 2002 to August 31, 2002 and amends the maturity date of the revolving line of credit from August 31, 2003 to August 31, 2002.    The Company is engaged in discussions, including regarding the sale of Shuster Laboratories, which could result in the Company obtaining funds to pay the outstanding loans to Wells Fargo in August 2002 and permit the Company to obtain a new line of credit to finance operations.  There can be no assurance that the requisite funds will be obtained.  Arthur Andersen LLP, auditors for the Company, has issued a modified opinion in connection with the audit of the fiscal year March 31, 2002, which states that there is a substantial doubt about the ability of the Company to continue as a going concern.”  See “Report of Independent Public Accountants” herein.

WORKING CAPITAL. Working capital as of March 31, 2002 was ($11,892,000) as compared to ($6,272,000) as of March 31, 2001. The change is primarily attributable to the liquidation of receivables and inventories during 2002.

INCOME TAXES.  The Company’s net deferred income taxes had a net zero balance at March 31, 2002.  Additionally, as of March 31, 2002, the Company had a valuation allowance of approximately $28.1 million.  Included in gross deferred tax assets at March 31, 2002, are federal and state net operating loss carry forwards of approximately $68 million and $72 million respectively, income tax credits of approximately $728,000 and alternative minimum tax credits of approximately $1.5 million. Although the deferred income taxes have been fully reserved, the reserve may be reversed and a related benefit recorded in the future when and if the assets are deemed realizable.

BACKLOG. Backlog of unfilled sales orders was $6,542,000 as of March 31, 2002, compared to $5,700,000 as of March 31, 2001.  Backlog consists of unfilled sales orders for Dietary Supplements, Technical Services and Pharmaceutical and Functional Food Ingredients.

CRITICAL ACCOUNTING POLICIES

In response to the SEC’s Release No. 33-8040, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we identified the most critical accounting principles upon which our financial status depends.  We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments.  We identified our most critical accounting policies to be those related to revenue recognition, inventory valuation and impact of impairments of long-lived assets.  We state these accounting policies in the notes to the consolidated financial statements and at relevant sections in this discussion and analysis. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

REVENUE RECOGNITION. Dietary Supplement and Pharmaceutical and Functional Food Ingredients processing revenues are recognized when title and risk of ownership passes to the customer, which generally is upon shipment of product. Technical Services revenues are recognized upon completion of specified contract requirements.  Anticipated losses from contracts in progress are provided for in the period the loss is identified.

INVENTORY VALUATION.  Raw material, work in process, and finished goods inventory, which include costs of materials, direct labor and manufacturing overhead, are priced at the lower of average cost or market. Write-downs for price declines, obsolescence, spoilage and excess inventory are charged to expense in the period when conditions giving rise to the write-downs are first recognized.  The Company purchases raw material inventory during harvest seasons, generally in the spring and fall.  These purchases may take place well in advance of scheduled production of finished product, which subjects the Company to risk of price declines, obsolescence, spoilage and excess inventory.  During the year ended March 31, 2002 and 2001, there continued to be declines in the wholesale prices for bulk dietary supplement ingredients.  As such, the Company reduced the value of certain of its inventory to its net realizable value and recorded charges of $212,000, $4,498,000 and $10,671,000 during the years ended March 31, 2002 and 2001, and the 11 months ended March 31, 2000 respectively.

Markets for the Company’s raw materials and finished goods have become more volatile.  Accordingly, it is reasonably possible that the Company may record future write-downs of inventory to net realizable value based on volatile selling prices, and such write-downs could be material.  The timing and amount of such write downs are subject to considerable judgment by management.

IMPAIRMENT OF LONG-LIVED ASSETS.  The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from future undiscounted cash flows. Impairment losses are recorded for the difference between the carrying value and fair value of the long-lived asset.

During the years ended March 31, 2002 and 2001, and the eleven months ended March 31, 2000, charges of $675,000, $1,248,000 and $500,000, respectively, were recorded to write down fixed assets no longer utilized in the Company’s operations to zero.The fixed assets were written down to zero because of the abandonment of facilities, their specialized nature, or the lack of alternative uses for the equipment.  During the year ended March 31, 2001 and the 11 months ended March 31, 2000, the Company wrote-down its goodwill balances by $16.5 million  and $6.6 million respectively.  The write downs were the result of the recent history of significant operating losses from the Contributed Subsidiaries and the closure of the Wilcox operations, respectively.  The determination of undiscounted cash flows and the fair value of impaired assets is subject to considerable judgment by management.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of changes in United States interest rates. These exposures are directly related to the Company’s fixed and variable rate borrowings used to fund its operations. Additionally, the Company is exposed to market risk because of market price reductions for bulk dietary supplements, extracts and pharmaceutical and functional food ingredients.  The Company performs ongoing evaluations regarding the net realizable value of inventory and writes down such inventory as appropriate.  Historically and as of March 31, 2002, the Company has not used derivative instruments or engaged in hedging activities.

With respect to the Company’s Amended Credit Facility, the interest payable on the Company’s revolving line of credit and term note with Wells Fargo are variable based on the prime rate, and are therefore affected by changes in market interest rates. At March 31, 2002, $9,890,000 was outstanding under the revolving line of credit with an interest rate of  6.75%, while $6,549,000 was outstanding under the term note with an interest rate of  7.75%.   In April and June 2002, the Company defaulted under its  Amended  Credit Facility.  On June 25, 2002, in consideration of a waiver by Wells Fargo of these events of default, the Company entered into the Amendment. Pursuant to the Amendment, both the term note and the revolving line of credit will mature on August 31, 2002. The Company is engaged in discussions, including regarding the sale of Shuster Laboratories, which could result in the Company obtaining funds to pay the outstanding loans to Wells Fargo in August 2002 and permit the Company to obtain a new line of credit to finance operations.  There can be no assurance that the requisite funds will be obtained.  However, if obtained, the new borrowing arrangements may be at interest rates substantially higher than the Company’s current facility.  For example, if the interest rate on the Company’s revolving line of credit and term loan had been 2% higher for the year ended March 31, 2001, the Company would have incurred additional interest expense of approximately $365,000, with an associated $0.06 increase in the per share loss for the year. Therefore, the Company’s exposure to changes in interest rates will be significant until such time as its operating results permit it greater access to other lenders and lending instruments on terms equivalent to those available under the Amended Credit Facility.

FINANCING ACTIVITY

The following summarizes our contractual obligations at March 31, 2002 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

			Payments due
			by Period

Contractual		Less Than			After 5
Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	Years

Revolving line of credit	$9,890	$9,890	$—	$—	$—
Bank term note	6,649	6,649	—	—	—
Subordinated note payable	2,823	2,823	—	—	—
Capital leases	16	16	—	—	—
Non-cancelable operating leases	6,012	988	1,735	346	2,943
Total contractual cash obligations	$25,390	$20,366	$1,735	$346	$2,943

FORWARD-LOOKING STATEMENTS

Certain oral and written statements of management of the Company included in the Form 10-K and elsewhere may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations. The forward-looking statements included herein and elsewhere are based on current expectations that involve judgments which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Item 8.  Financial Statements and Supplementary Data

The information required to be presented by this item is presented commencing on page F-1 of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors

Kenneth C. Cleveland, 69, has served as Director, President and Chief Executive Officer of the Company since October 2000. Mr. Cleveland served as Chief Financial Officer of the Company from July 2000 to October 2000.  Mr. Cleveland is President of Kenneth Cleveland Associates, Inc., a firm that specializes in financial and operational restructuring for businesses.  Mr. Cleveland has served as President and Chief Executive Officer of Zuellig Group N.A., Inc. and Zuellig Botanicals, Inc. since October 2000.  He also is Chairman of Gel Pak, LLC, a manufacturer of material for the semiconductor industry.  He currently serves as a Director for Clothestime, Inc., a retailer of women’s apparel, as well as Zuellig Group N.A., Inc. and Zuellig Botanicals, Inc.  During 1999, Mr. Cleveland served as President of American Security Distribution, a distributor of door hardware.  From April 1995 through November 1997, Mr. Cleveland has also served as President of Kroy, Inc., a manufacturer of labeling equipment.

Herbert Elish, 68, has served as a Director of the Company since June 1999.  Mr. Elish was the Chief Executive Officer of Weirton Steel Corporation from 1987 to December 31, 1995.  Currently, Mr. Elish is Director of The Carnegie Library of Pittsburgh.

James R. Mellor, 72, has served as a Director of the Company since June 1999.  Mr. Mellor was Chairman and Chief Executive Officer of General Dynamics Corporation before retiring in May 1997.  Currently, Mr. Mellor is a Director of General Dynamics Corporation, Computer Sciences Corporation and AmerisourceBergen.  Mr. Mellor also serves as a Director and the Chairman of USEC, Inc.

Robert F. Saydah, 74, has served as a Director of the Company since January 1994.  Mr. Saydah retired as a Partner of Heidrick & Struggles, a publicly held international executive search consulting firm, in March 2000 where he had been employed since May 1988.  Mr. Saydah also has held general management positions for the Lederle Laboratories Division of American Cyanamid Company.

Harvey L. Sperry, 72, has served as a Director of the Company since June 1999.  Mr. Sperry is a retired Partner of the law firm of Willkie Farr & Gallagher.  Currently, Mr. Sperry is a Director of Hampshire Group Limited, an apparel manufacturer, as well as Zatpack, Inc., Zuellig Group N.A., Inc. and Zuellig Botanicals, Inc.

Executive Officers of the Company

Executive officers are elected by the Board of Directors and hold office until their successors have been duly elected and qualified or until their earlier resignation or removal from office.  The executive officers of the Company as of May 31, 2002 are set forth below.  A brief biography of each executive officer follows (other than Kenneth C. Cleveland, whose biography is set forth above).

Name	Age	Position
Kenneth C. Cleveland	69	Director, President and Chief Executive Officer
Thomas W. Hanlon	53	Chief Financial Officer, Treasurer and Secretary
Dieter W. Luelsdorf	57	President and Chief Executive Officer of ZetaPharm, Inc.
Peter Hafermann	41	Vice President, Sales and Marketing
Philip H. Katz	60	President of Hauser Technical Services, Inc.

Thomas W. Hanlon has served as the Chief Financial Officer, Treasurer and Secretary of the Company since July 2001.  Mr. Hanlon has also served as Secretary and Treasurer of Zuellig Group N.A., Inc. and Zuellig Botanicals, Inc. since July 2001.  Mr. Hanlon is responsible for the finance and administration operations at Hauser.  Mr. Hanlon has served in several interim financial management roles through Thomas Hanlon Associates, a firm that he founded in 1993 which specializes in financial restructuring, management consulting and interim financial management.  From 1999 to 2000, Mr. Hanlon served as Vice President of Finance at American Security Distribution.  From 1998 to 1999, Mr. Hanlon served as Managing Director for Irvine Associates, Inc.

Peter Hafermann has served as Vice President of Sales and Marketing since June 1999.  For the period of May 1997 to June 1999, he served as Vice President of Sales and Marketing for Botanicals International.  Prior to joining Botanicals International, Mr. Hafermann spent 11 years with FMC Corporation’s (“FMC”) Food and Pharmaceutical Division.  While at FMC, Mr. Hafermann held several management positions in sales, marketing and business development in Canada, Belgium and the United States.

Dieter W. Luelsdorf has served as President and Chief Executive Officer of ZetaPharm since July 1989.  Prior to joining ZetaPharm, Mr. Luelsdorf served as General Manager of Fine Chemicals for EM, the U.S. affiliate of E. Merck, Darmstadt.

Philip H. Katz has served as President of HTS since 1999.  As President of HTS, he has retained his managerial role and position at the Shuster Laboratories division of HTS.  From the period of 1996 to 1999, Mr. Katz served as President of Shuster Laboratories, Inc. and, from 1993 to 1996, Mr. Katz served as President of Shuster Laboratories, Inc. Food and Pharmaceutical Division.  Prior to joining Shuster Laboratories, Inc. in 1993, Mr. Katz was employed as a Food Packaging Technologist at the U.S. Army Natick Laboratories.  Mr. Katz is a past Chairman and current member of the Institute of Food Technologists New England Chapter.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Section 16(a)”), requires the Company’s directors, executive officers and persons who beneficially own more than 10% of the Common Stock of the Company to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of the Company’s Common Stock.  Directors, executive officers and beneficial owners of more than 10% of the Common Stock of the Company are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of such forms furnished to the Company and written representations from the directors, executive officers and greater than 10% beneficial owners, the Company believes that all Section 16(a) filing requirements applicable to the Company’s directors, executive officers and greater than 10% beneficial owners were complied with during fiscal year ended March 31, 2002, except Mr. Cleveland was not timely in filing a Form 4 for changes in beneficial ownership that occurred on February 22, 2001 and except that Zatpack was not timely in filing a Form 4 for changes in beneficial ownership that occurred on October 11, 2000.  The changes in beneficial ownership for Mr. Cleveland were reported on a Form 5 filing on June 17, 2002 and the changes in beneficial ownership for Zatpack were reported on a Form 4 filing on December 19, 2001.

Item 11.  Executive Compensation

The following table provides certain summary information concerning compensation of the Company’s Chief Executive Officer and the four other most highly compensated executive officers of the Company (the “Named Executive Officers”) for each of the last three fiscal years.

	Annual Compensation			Long-Term Compensation Awards
Name and Principal Positions	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options (#)	All Other Compen-sation ($) (6)

Kenneth C. Cleveland (1)	2002	291,000	70,000	—	—	—	—
President and	2001	215,000	—	—	—	100,000	—
Chief Executive Officer	2000	—	—	—	—	—	—

Thomas W. Hanlon (2)	2002	119,000 (3)	59,000	20,000 (4)	25,000 (5)	—	—
Chief Financial Officer,	2001	—	—	—	—	—	—
Treasurer and Secretary	2000	—	—	—	—	—	—

Peter Hafermann	2002	98,000	133,000	28,000 (4)	42,000 (5)	—	8,000
Vice President,	2001	103,000	73,000	—	—	—	3,000
Sales and Marketing	2000	79,000	15,000	—	—	—	5,000

Dieter W. Luelsdorf	2002	188,000	50,000	35,000 (4)	42,000 (5)	—	3,000
President and Chief Executive	2001	150,000	56,000	—	—	—	—
Officer, ZetaPharm, Inc	2000	106,000	97,000	—	—	—	3,000

Philip H. Katz	2002	168,000	18,000	—	—	—	2,000
President, Hauser Technical	2001	149,000	—	—	—	—	—
Services, Inc.	2000	130,000	—	—	—	62,500	—

(1)

In August 2000, Kenneth Cleveland Associates, Inc. was hired to provide management services to the Company.  In October 2000, Mr. Cleveland was appointed by the Board as Chief Executive Officer of the Company.  Mr. Cleveland is the President of Kenneth Cleveland Associates, Inc.  Mr. Cleveland is a party to an agreement to provide services to the Company.  See “Item 13.  Certain Relationships and Related Transactions” for a summary of this agreement.

(2)

In July 2001, Thomas Hanlon Associates was hired to provide financial and administrative management services to the Company.  Mr. Hanlon is the sole proprietor of Thomas Hanlon Associates.  Mr. Hanlon is a party to an agreement to provide services to the Company.  See “Item 13.  Certain Relationships and Related Transactions” for a summary of this agreement.

(3)	Mr. Hanlon’s salary includes $4,000 compensation for consulting services rendered prior to his becoming employed by the Company.
(4)	Represents cash payments made by the Company to pay tax liabilities resulting from the 83(b) Election made in connection with the 2001 Restricted Stock grant.
(5)

As of March 31, 2002, each of Messrs. Hanlon, Hafermann and Luelsdorf held 30,000, 50,000 and 50,000 shares of restricted stock, respectively.  On March 28, 2002, the last trading day of the fiscal year ended March 31, 2002, Messrs. Hanlon, Hafermann and Luelsdorf’s shares of restricted stock were valued at $12,000, $20,000 and $20,000, respectively.  Each of Messrs. Hanlon, Hafermann and Luelsdorf’s shares of restricted stock vest on March 31, 2004.

(6)	Represents amounts paid by the Company in accordance with its practice of matching contributions to its employee’s 401K program

STOCK OPTION GRANTS IN FISCAL YEAR ENDED MARCH 31, 2002

During the fiscal year ended March 31, 2002, the Company did not grant any options to purchase Common Stock.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION VALUES

The following table shows with respect to the Company’s Named Executive Officers, (a) the total number of unexercised stock options and (b) the aggregate dollar value of in-the-money, unexercised options held at the end of the fiscal year.  None of the Named Executive Officers exercised any options during the last fiscal year.

Name	Number of Securities Underlying Unexercised Options at FY End (#)		Value of Unexercised In-the- Money Options at FY End ($)
	Exercisable	Unexercisable	Exercisable	Unexercisable
Kenneth C. Cleveland	100,000	—	3,000	—
Thomas W. Hanlon	—	—	—	—
Peter Hafermann	—	—	—	—
Dieter W. Luelsdorf(1)	—	—	—	—
Philip H. Katz	3,174	62,500	—	—

(1) Effective June 22, 2001, Mr. Luelsdorf agreed to cancel options to purchase 62,500 shares of common stock.  See “Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.”

The fair market value of the Company’s Common Stock at March 31, 2002, measured as the average between the high and low trade of Common Stock on March 28, 2002, the then most recent date on which the Common Stock traded, was $0.40 per share.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	121,832	$10.57	908,335
Equity compensation plans not approved by security holders	100,000	$0.37	0
Total	221,832	$5.97	908,335

DIRECTOR COMPENSATION

Non-employee directors of the Company receive annual compensation of $25,000, which is payable quarterly in Common Stock of the Company.  The number of shares to which each non-employee director is entitled each quarter is determined by dividing $6,250 by the closing price of the Common Stock on the last trading day of the calendar quarter.  Mr. Elish, as the Chairman of the Board receives additional compensation of $25,000, which is also payable quarterly in Common Stock of the Company.  In fiscal 2002, the Company’s non-employee directors purchased a total of 302,936 shares of Common Stock from the Company at an average price of $0.49 per share (100% of fair market value on the date of grant).

EMPLOYMENT CONTRACTS

Kenneth C. Cleveland is a party to an agreement to provide services to the Company.  See “Item 13.  Certain Relationships and Related Transactions” for a summary of this agreement.

Thomas W. Hanlon is a party to an agreement to provide services to the Company.  See “Item 13.  Certain Relationships and Related Transactions” for a summary of this agreement.

Peter Hafermann and Philip Katz have severance arrangements with the Company whereby upon termination of their employment, with or without cause, they will be entitled to receive up to one year of their total compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal year ended March 31, 2002, Messrs. Mellor and Sperry comprised the Company’s Compensation Committee. All were non-employee directors.  None of the members of the Compensation Committee have ever been officers of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of June 10, 2002, information regarding the beneficial ownership of Common Stock by (i) each stockholder who the Company knows owns more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) each executive officer named in the Summary Compensation Table and (iv) all directors and executive officers as a group.

	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class

	Directors:

	Kenneth C. Cleveland (2)	107,500	1.8%
	Robert F. Saydah (3)	101,381	1.7%
	Herbert Elish (4)	198,195	3.3%
	James R. Mellor (5)	101,381	1.7%
	Harvey L. Sperry (6)	198,882	3.3%

	Named Executive Officers:

	Thomas W. Hanlon (7)	38,000	*
	Peter Hafermann (8)	50,000	*
	Dieter W. Luelsdorf (9)	50,000	*
	Philip H. Katz (10)	4,424	*

Directors and Executive Officers as a Group:	12 persons	124,804	15.6%

	5% Shareholders:

	ZatPack, Inc. (11)(12)	3,186,215	45.1%

*   Indicates less than 1%

(1)

Includes the following number of shares which could be acquired within 60 days through the exercise of stock options:  Mr. Saydah, 3,042; Mr. Katz, 3,174; and all directors and officers as a group, 6,216.

(2)	Mr. Cleveland’s address is 20710 S. Alameda Street, Long Beach, CA 90810.
(3)	Mr. Saydah’s address is 2493 Biltmore Drive, Alamo, CA 94507.
(4)	Mr. Elish’s address is 4400 Forbes Avenue, Pittsburgh, PA 15231.
(5)	Mr. Mellor’s address is 32161 South Coast Highway, Laguna Beach, CA 92651.
(6)	Mr. Sperry’s address is 787 Seventh Ave., New York, NY 10019.
(7)	Mr. Hanlon’s address is 20710 S. Alameda Street, Long Beach, CA 90810.
(8)	Mr. Hafermann’s address is 20710 S. Alameda Street, Long Beach, CA 90810.

(9)	Mr. Luelsdorf’s address is 70 West 36th Street, New York, NY 10018.
(10)	Mr. Katz’s address is 85 John Road, Canton, MA 02021.
(11)

Includes immediately exercisable five-year warrants to purchase 992,789 shares, 988,471 shares owned by ZGNA, and 1,204,955 shares owned by ZBI.  Zatpack has 100 shares of common stock issued and outstanding, which is divided into the following three classes: 49 shares of Zatpack Class A common stock are held by the Stephen Zuellig Issue Trust for the benefit of Stephen Zuellig’s descendants; 49 shares of Zatpack Class B common stock are held by the Gilbert Zuellig Issue Trust for the benefit of Gilbert Zuellig’s descendants; and 2 shares of Zatpack Class C common stock are held by the Peter Zuellig and Thomas Zuellig Trust for the benefit of Peter Zuellig, the eldest son of Stephen Zuellig, and Thomas Zuellig, the eldest son of Gilbert Zuellig. The trustee for each trust is the Bermuda Trust Company.

(12)	Zatpack’s address is Craig Muir Chambers, P.O. Box 71, Road Town, Tortola, British Virgin Islands.

Item 13.  Certain Relationships and Related Transactions

The Company and ZBI are parties to an agreement regarding employees dated June 11, 1999 pursuant to which ZBI, a seller of bulk raw materials in the form of powders or similar processed products, shares approximately one-third of the personnel costs of the Company. Essentially, ZBI purchases certain inventory, disburses all amounts for shared services and receives reimbursement from the Company for the amounts disbursed on its behalf.

On June 11, 1999, the Company, ZGNA and ZBI entered into a Governance Agreement, pursuant to which each party agreed to take all action within their power to cause the Board of Directors to consist of nine directors, three of which are to be designated by the directors who served on the Board immediately prior to the Merger (the “Continuing Directors”), three of which are to designated by ZGNA (the “ZGNA Directors”) and three of which shall be independent (the “Independent Directors”).  In addition, pursuant to the Governance Agreement, ZGNA is required to vote shares of Common Stock beneficially owned by it to elect any successors designated by a majority of the remaining Continuing Directors if a Continuing Director resigns and to elect any successors designated by a majority of the remaining Independent Directors if an Independent Director resigns.  The Governance Agreement terminates on the earlier of June 11, 2004 and the date on which ZGNA ceases to beneficially own at least 20% of the outstanding Common Stock.  In June 2000, Rudolfo C. Bryce, an Independent Director, resigned from the Board of Directors.  As of May 31, 2002, the remaining Independent Directors had not nominated a replacement director.  In July 2000, William E. Coleman, a Continuing Director, resigned from the Board of Directors.  As of May 31, 2002, the remaining Continuing Directors had not nominated a replacement director.

In connection with the Amended Credit Facility, Zatpack paid Wells Fargo the Fee as further consideration for entering into the Amended Credit Facility with the Company and ZBI. The Company, as consideration for such payment, issued the Warrant to Zatpack.  The terms of the Warrant were negotiated solely between the Company and Wells Fargo.  Pursuant to the terms of the Warrant, unless waived by the Company, the holder thereof may only exercise the Warrant 61 days from the date that written notice of such exercise is received by the Company.  On January 31, 2002, Zatpack sold the Warrant.  The Company has not waived the 61-day notice provision.  Zatpack caused ZBI to forgive $247,000 of trade payables due from the Company for its share of the debt issuance costs.  As a result, the Company has recorded debt issuance cost of $532,000.  The debt issuance costs will be amortized to interest expense on a straight-line basis over the term of the Amended Credit Facility, through August 2002.

ZatPack  holds a $3 million Note of the Company, which is subordinate to the Company’s Amended Credit Facility with Wells Fargo.  The ZatPack Note accrues interest at 6.5%, is payable in three years and has five-year warrants attached.  The warrants permit ZatPack to purchase 992,789 shares of Common Stock at a price of $0.5855 per share.

The Company sells inventory to ZBI. During the fiscal years ended March 31, 2002 and 2001, sales to ZBI totaled $589,000 and $3,219,000 respectively. The related trade accounts receivable due from ZBI totaled $4,000 and $138,000 at March 31, 2002 and 2001, respectively.

The Company has agreements under which certain personnel and facilities costs of the Company are shared approximately one-third by ZBI, which sells bulk botanical raw materials in the form of powders or similar processed product. ZBI purchases certain inventory, disburses all amounts for shared services, and receives reimbursement from the Company for amounts disbursed on its behalf. The amounts owed to ZBI under these agreements totaled $2,946,000 and $2,988,000 at March 31, 2002 and 2001, respectively. For the fiscal years ended March 31, 2002 and 2001, the amounts recorded as costs and expenses for inventory, personnel and facilities by the Company under this arrangement totaled $8,653,000 and $7,067,000, respectively. These amounts are included with cost of sales and operating expenses in the accompanying statements of operations.

The Company, Kenneth Cleveland Associates, Inc., a company that specializes in advising businesses with respect to both financial and operational restructuring (the “Contractor”), and Kenneth C. Cleveland have entered into an agreement to provide services to the Company.  Pursuant to this agreement, the Contractor has agreed to provide services to the Company, which services consist of Mr. Cleveland serving as an officer of the Company, in exchange for a fee of $8,000 per week.  Of the $8,000 paid to Mr. Cleveland per week, the Company is reimbursed by an affiliate to whom Mr. Cleveland provides services, in the amount of $2,400 per week.  The agreement terminates automatically on August 1, 2004 or upon six months prior notice by either the Contractor or the Company.  Mr. Cleveland is the President of the Contractor.

The Company, Thomas Hanlon Associates, a sole proprietorship that specializes in advising businesses with respect to financial and operational restructuring (“Hanlon Associates”), and Thomas W. Hanlon have entered into an agreement to provide services to the Company.  Pursuant to this agreement, Hanlon Associates has agreed to provide services to the Company, which services consist of Mr. Hanlon serving as an officer of the Company, in exchange for a fee of $4,327 per week.  Of the $4,327 paid to Mr. Hanlon per week, the Company is reimbursed by an affiliate to whom Mr. Hanlon provides services, in the amount of $1,298 per week. The agreement terminates automatically on July 12, 2002 or upon 30 days prior notice by either Hanlon Associates or the Company.

Harvey L. Sperry, a Director, is a retired Partner in the law firm of Willkie Farr & Gallagher, which acts as counsel to the Company.  Mr. Sperry provides consulting services to the Company in exchange for a fee of $5,000 per month.

PART IV

Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)                                   (1) and (2) The following financial statements and financial statement schedules are filed as part of this Report:

All other schedules have been omitted because they are not applicable, not required, or the required information is shown in the consolidated financial statements or notes thereto.

(b)           Reports on Form 8-K

                The Company did not file any reports on Form 8-K during the fourth quarter of fiscal year ended March 31, 2002.

(c)           Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the Exhibit Index of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 28, 2002

HAUSER, INC.

By:	/S/ KENNETH C. CLEVELAND
Kenneth C. Cleveland
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ KENNETH C. CLEVELAND
Kenneth C. Cleveland	Chief Executive Officer, President and Director (Principal Executive Officer)	June 28, 2002

/S/ THOMAS W. HANLON
Thomas W. Hanlon	Chief Financial Officer (Principal Accounting Officer)	June 28, 2002

/S/ HERBERT ELISH
Herbert Elish	Director	June 28, 2002

/S/ JAMES R. MELLOR
James R. Mellor	Director	June 28, 2002

/S/ ROBERT F. SAYDAH
Robert F. Saydah	Director	June 28, 2002

/S/ HARVEY L. SPERRY
Harvey L. Sperry	Director	June 28, 2002

EXHIBIT INDEX

Exhibit No.	Description

2.1

Agreement and Plan of Merger, by and among Zuellig Group N.A., Inc., Hauser, Inc. and certain other parties, dated as of December 8, 1998 and amended as of February 11, 1999 (Incorporated by reference to Appendix B to the Company’s definitive proxy statement dated May 11, 1999).

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s report on Form 10-K for the 11 months ended March 31, 2000).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s report on Form 10-K for the 11 months ended March 31, 2000).

10.1

Governance Agreement, dated as of June 11, 1999, by and between Hauser, Inc., Zuellig Group N.A., Inc. and Zuellig Botanicals, Inc. (Incorporated by reference to Appendix C to the Company’s definitive proxy statement dated May 11, 1999).

10.2

Registration Rights Agreement, dated as of December 8, 1998, by and between Hauser, Inc., Zuellig Group N.A., Inc. and Zuellig Botanicals, Inc. (Incorporated by reference to Exhibit 2.7 to the Company’s report on Form 10-Q for the quarter ended October 31, 1998).

10.3

Form of Sourcing Agency Agreement, dated as of June 11, 1999, by and between Hauser, Inc. and Zuellig Botanicals, Inc. (Incorporated by reference to Exhibit 2.8 to the Company’s report on Form 10-Q for the quarter ended October 31, 1998).

10.4

Form of Agreement Regarding Employees, dated as of June 11, 1999, by and between Hauser, Inc. and Zuellig Botanicals, Inc. (Incorporated by reference to Exhibit 2.2 to the Company’s report on Form 10-Q for the quarter ended October 31, 1998).

10.5	Paclitaxel Supply Agreement, dated February 3, 1999 (Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 10-Q for the quarter ended January 31, 1999).

10.6

Amended and Restated Credit Agreement, dated as of December 7, 2001, among Hauser, Inc., Wells Fargo Bank, N.A., Hauser Technical Services, Inc., Botanicals International Extracts, Inc. and Zetapharm, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s report on Form 8-K dated December 10, 2001).

10.7	Revolving Credit Note, dated December 7, 2001.

10.8	Term Note, dated December 7, 2001.

10.9

Security Agreement, dated as of June 11, 1999, among Hauser, Inc., Shuster Laboratories, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 10.4 to the Company’s report on Form 10-K for the fiscal year ended April 30, 1999).

10.10

Amendment No. 1 to the Security Agreement, dated as of September 1, 2000, by and between Hauser, Inc., Wells Fargo and certain other parties. (Incorporated by reference to Exhibit 10.3 to the Company’s report on Form 10-Q for the quarter ended September 30, 2000).

10.11

Collateral Assignment of Trademarks, Trademark Applications, Patents and Patent Applications, dated as of December 7, 2001, by and among Hauser, Inc., Hauser Technical Services, Inc., Botanicals International Extracts, Inc. and ZetaPharm, Inc.

10.12

Amended and Restated Security Agreement, dated as of June 11, 1999, among Zuellig Botanical Extracts, Inc., Wilcox Drug Company, Inc., ZetaPharm, Inc., and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 10.7 to the Company’s report on Form 10-K for the fiscal year ended April 30, 1999).

10.13	Pledge and Security Agreement, dated as of June 11, 1999 (Incorporated by reference to Exhibit 10.8 to the Company’s report on Form 10-K for the fiscal year ended April 30, 1999).

10.14

Amendment No.1 to the Pledge and Security Agreement, dated as of September 1, 2000, by and between Hauser, Inc., Wells Fargo Bank, N.A., and certain other parties (Incorporated by reference to Exhibit 10.4 to the Company’s report on Form 10-Q for the quarter ended September 30, 2000).

10.15

Deed of Trust, Assignment of Rents, Security Agreement and Financing Statement, dated as of June 11, 1999 (Incorporated by reference to Exhibit 10.9 to the Company’s report on Form  10-K for the fiscal year ended April 30, 1999).

10.16

General Release, dated October 31, 2000, by and between Hauser, Inc., Wells Fargo Bank, N.A. and certain other parties (Incorporated by reference to Exhibit 10.2 to the Company’s report on Form 10-Q for the quarter ended September 30, 2000).

10.17

Subordination Agreement, dated as of October 11, 2000, by and among Hauser, Inc., Zatpack, Inc. and Wells Fargo (Incorporated by reference to Exhibit 10.7 to the Company’s report on Form 10-Q for the quarter ended September 30, 2000).

10.18

Acknowledgement and Consent to Amended and Restated Credit Agreement, dated as of December 7, 2001, by and among Hauser, Inc., Hauser Technical Services, Inc., Botanical International Extracts, Inc., ZetaPharm, Inc., Wilcox Natural Products, Inc. and Wells Fargo Bank, N.A.

10.19

Note Purchase Agreement, dated as of October 11, 2000, between Hauser, Inc. and Zatpack, Inc. (Incorporated by reference to Exhibit 10.25 to the Company’s report on Form 10-K for the fiscal year ended March 31, 2001).

10.20

Warrant to Purchase Common Stock of Hauser, Inc., dated October 11, 2000, issued to Zatpack, Inc. (Incorporated by reference to Exhibit 10.24 to the Company’s report on Form 10-K for the fiscal year ended March 31, 2001).

10.21

Warrant to Purchase Common Stock of Hauser, Inc., dated as of December 7, 2001, issued to Zatpack, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated December 10, 2001).

10.22	Agreement to Provide Services, dated as of August 1, 2000, between Hauser, Inc., Kenneth Cleveland Associates, Inc. and Kenneth C. Cleveland.

10.23	Amendment No. 1 to Agreement to Provide Services, dated as of July 12, 2001, between Hauser, Inc., Kenneth Cleveland Associates, Inc. and Kenneth C. Cleveland.

10.24	Agreement to Provide Services, dated as of July 12, 2001, between Hauser, Inc., Thomas Hanlon Associates and Thomas W. Hanlon.

10.25	Hauser, Inc. 1987 Non-Statutory Stock Option Plan as amended (8/27/97).

10.26	Hauser, Inc. 1992 Incentive Stock Option Plan.

10.27	Hauser, Inc. 1999 Stock Incentive Plan.

23.1	Consent of Arthur Andersen LLP.

99.1	Letter to Securities and Exchange Commission Pursuant to Temporary Note 3T dated June 28, 2002.

HAUSER, INC.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders of Hauser, Inc.:

We have audited the accompanying consolidated balance sheets of Hauser, Inc. (a Delaware corporation) and its subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years ended March 31, 2002 and 2001, and the eleven months ended March 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hauser, Inc. and its subsidiaries as of March 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended March 31, 2002 and 2001, and the eleven months ended March 31, 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses from operations, has an accumulated deficit of approximately $95.1 million, was in default on its credit facilities prior to receiving a waiver from the lender and is dependent on obtaining new financing to fund operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Arthur Andersen LLP

Denver, Colorado,

June 25, 2002.

HAUSER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

			Eleven
			Months
			Ended
	Year Ended March 31,		March 31,
	2002	2001	2000
REVENUES:
Dietary supplements	$32,059	$39,127	$42,946
Pharmaceutical and functional food ingredients	6,375	10,670	14,078
Technical services	19,188	16,246	15,442
Other	—	671	8,695
Total revenues	57,622	66,714	81,161

COST OF REVENUES:
Dietary supplements	24,707	35,522	38,109
Pharmaceutical and functional food ingredients	5,320	9,845	12,044
Technical services	14,402	14,097	13,017
Other	—	—	8,497
Write-down of inventory	212	4,498	6,676
Total cost of revenues	44,641	63,962	78,343

GROSS PROFIT	12,981	2,752	2,818

OPERATING EXPENSES:
Research and development	2,580	2,586	800
Sales and marketing	3,374	3,621	4,612
General and administrative	8,319	11,394	11,104
Restructuring charges and exit costs	2,884	17,844	9,256
Total operating expenses	17,157	35,445	25,772

LOSS FROM OPERATIONS	(4,176)	(32,693)	(22,954)

OTHER INCOME (EXPENSE):
Interest and other income	12	392	88
Interest expense	(1,653)	(2,296)	(1,879)
Gain from sale of assets	309	1,430	—
Total other expense	(1,332)	(474)	(1,791)
LOSS BEFORE INCOME TAXES	(5,508)	(33,167)	(24,745)

INCOME TAX (BENEFIT) EXPENSE	(103)	94	3,630

NET LOSS	$(5,405)	$(33,261)	$(28,375)

LOSS PER SHARE, BASIC AND DILUTED	$(.96)	$(6.75)	$(6.47)

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	5,637,735	4,929,473	4,388,221

See notes to consolidated financial statements.

HAUSER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,
ASSETS	2002	2001

CURRENT ASSETS:
Cash and cash equivalents	$452	$616
Accounts receivable, less allowance for doubtful accounts:
2002, $896; 2001, $877	9,707	12,270
Inventory, at lower of cost or market	7,513	9,802
Prepaid expenses and other	1,221	928
Total current assets	18,893	23,616

PROPERTY AND EQUIPMENT:
Land and buildings	9,552	8,968
Laboratory and processing equipment	11,127	17,402
Furniture and fixtures	2,338	3,588
Total property and equipment	23,017	29,958

Accumulated depreciation and amortization	(11,542)	(17,258)

Net property and equipment	11,475	12,700

OTHER ASSETS:
Goodwill, less accumulated amortization:
2002, $1,495; 2001, $1,273	726	948
Deposits and other	871	575
	$31,965	$37,839

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,418	$2,833
Current portion of long-term debt	16,455	18,790
Current portion of note payable to related party	2,823	—
Accrued salaries and benefits	1,833	1,300
Customer deposits	543	643
Accrued restructuring charges and exit costs	1,145	508
Amount due to related party	2,946	2,988
Other current liabilities	1,622	2,826

Total current liabilities	30,785	29,888

LONG-TERM DEBT	—	36

NOTE PAYABLE TO RELATED PARTY	—	2,705

COMMITMENTS AND CONTINGENCIES (Notes 1 and 8)

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 20,000,000 shares authorized; shares issued and outstanding; 2002, 5,921,768; 2001, 5,072,742	6	5
Additional paid-in capital	95,139	94,544
Warrants	1,133	354
Accumulated deficit	(95,098)	(89,693)
	1,180	5,210
	$31,965	$37,839

See notes to consolidated financial statements.

HAUSER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

			Eleven
			Months
			Ended
	Year Ended March 31,		March 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,405)	$(33,261)	$(28,375)
Adjustments to reconcile net loss to net cash provided by operating activities-
Depreciation and amortization	2,084	4,032	4,411
Non-cash interest expense	198	59	—
Provision for bad debts	159	499	359
Provision for inventories	212	4,498	10,671
Stock compensation	150	249	—
Provision for paclitaxel and other related assets	—	—	(3,994)
Change in accrued restructuring charges and exit costs	637	(1,479)	(1,550)
Write-off of goodwill	—	16,481	6,561
Write-off of fixed assets	675	1,248	565
Gain on sale of assets	—	(1,430)	—
Gain on sale of Hauser Technical Services	(309)	—	—
Deferred income tax expense	—	—	3,524
Change in deposits and other	157	(326)	1,947
Change in assets and liabilities-
Accounts receivable	2,014	4,284	3,500
Inventories	2,077	8,331	6,900
Prepaid expenses and other	(324)	(316)	2,068
Accounts payable	604	(1,234)	(1,997)
Customer deposits	(89)	(274)	(2,891)
Other accrued liabilities	43	2,647	1,840

Net cash provided by operating activities	2,883	4,008	3,539

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,613)	(3,514)	(1,404)
Cash paid for merger costs	—	—	(1,793)
Proceeds from sale of assets	116	—	—
Proceeds from sale of Hauser Technical Services	790	—	—
Proceeds from sale of land held for investment	—	3,799	—
Net change in restricted cash	—	—	567

Net cash (used in) provided by investing activities	(707)	285	(2,630)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in bank debt	—	—	(6,000)
Repayments of bank line of credit	(2,335)	(7,239)	(21,294)
Proceeds from bank line of credit	—	—	24,774
Repayments of long-term debt	(15)	(753)	(727)
Proceeds from note payable to related party	—	3,000	—
Proceeds from issuance of common stock and warrants	10	42	—

Net cash used in financing activities	(2,340)	(4,950)	(3,247)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(164)	(657)	(2,338)

CASH AND CASH EQUIVALENTS, beginning of period	616	1,273	3,611

CASH AND CASH EQUIVALENTS, end of period	$452	$616	$1,273

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for interest	$1,487	$2,222	$1,867
Cash paid for state income taxes	$12	$93	$—
Non-cash investing and financing activity:
Capital lease obligations incurred through lease of laboratory and processing equipment	$—	$22	$493

See notes to consolidated financial statements.

HAUSER, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

			Additional			Total
	Common Stock		Paid-In		Accumulated	Stockholders’
	Shares	Amount	Capital	Warrants	Deficit	Equity

BALANCES, April 30, 1999	2,618,017	$3	$58,890	$—	$(28,057)	$30,836

Common stock issued in merger	2,193,568	2	35,362	—	—	35,364
Net loss	—	—	—	—	(28,375)	(28,375)

BALANCES, March 31, 2000	4,811,585	5	94,252	—	(56,432)	37,825

Employee stock purchase plan stock issuance	37,332	—	43	—	—	43
Stock grants to board of directors	223,825	—	249	—	—	249
Warrants issued	—	—	—	354	—	354
Net loss	—	—	—	—	(33,261)	(33,261)

BALANCES, March 31, 2001	5,072,742	5	94,544	354	(89,693)	5,210

Employee stock purchase plan stock issuance	26,090	—	10	—	—	10
Issuance of restricted shares	520,000	1	435	—	—	436
Stock grants to board of directors	302,936	—	150	—	—	150
Warrants issued	—	—	—	779	—	779
Net loss	—	—	—	—	(5,405)	(5,405)

BALANCES, March 31, 2002	5,921,768	$6	$95,139	$1,133	$(95,098)	$1,180

See notes to consolidated financial statements.

HAUSER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                        BUSINESS ORGANIZATION AND GOING CONCERN STATUS

Hauser, Inc., a Delaware corporation, together with its wholly-owned subsidiaries (together,  “Hauser” or the “Company”), is a leading supplier of natural product extracts and related products to the dietary supplement market in the United States.  Hauser manufactures extracts from botanical raw materials using its proprietary technologies in extraction and purification.  Hauser and its subsidiaries are able to source, process, and distribute products to the dietary supplement market including branded product sellers.  The Company also provides interdisciplinary laboratory testing services, chemical engineering services, and contract research and development. The Company’s services are principally marketed to the pharmaceutical, dietary supplement, and food ingredient industries.

The Company has experienced significant losses from operations resulting from a worldwide oversupply of dietary supplement products coupled with high fixed costs.  The Company has substantially reduced costs, increased manufacturing efficiencies, consolidated operations, restructured administrative activities, and reduced operating assets. Beginning in 2002, the Company began divesting its ownership of parts of its wholly owned subsidiary Hauser Technical Services, Inc. (“HTS”).  In February 2002, the Company sold the Hauser Laboratories division of HTS.  The proceeds from the sale of Hauser Laboratories were used to reduce the Company’s bank debt.  The Company is currently seeking potential buyers for the Shuster Laboratories division of HTS.  If a sale of the Shuster Laboratories division is consummated, the Company expects to use the proceeds to further reduce the Company’s bank debt

In April and June 2002, the Company defaulted under the Company’s Amended and Restated Credit Agreement (the “Amended Credit Facility”), which it entered into with Wells Fargo Bank, N.A. (“Wells Fargo”) on December 7, 2001.  The defaults occurred because the Company failed to make $1.9 million of a $3.0 million payment due on April 30, 2002, as required by the term note, and was not in compliance with its cash flow covenant for the quarter ending June 30, 2002.  On June 25, 2002, in consideration of a waiver by Wells Fargo of these events of default, the Company amended the terms of the Amended Credit Facility (the “Amendment”).  Pursuant to the Amendment, both the term note and the revolving line of credit will mature on August 31, 2002.  Specifically, the Amendment extends the maturity date of the term note from June 30, 2002 to August 31, 2002 and amends the maturity date of the revolving line of credit from August 31, 2003 to August 31, 2002.  The Company is engaged in discussions, including regarding the sale of Shuster Laboratories, which could result in the Company obtaining funds to pay the outstanding loans to Wells Fargo in August 2002 and permit the Company to obtain a new line of credit to finance operations.  There can be no assurance that the requisite funds will be obtained.  These circumstances raise substantial doubt about the ability of the Company to continue as a going concern.

Sale of Hauser Laboratories-

During March of 2002, the assets of the Hauser Laboratories division were sold for $1,150,000 million.  With the sale, the purchaser also assumed certain liabilities of the seller. The Company incurred $360,000 in costs to sell the Company, and recognized a gain on the sale of $309,000 which is included in the accompanying consolidated statement of operations.  Proceeds from the sale were used to pay down the Company’s debt facilities. The revenues and net operating losses from the activities of Hauser Laboratories for the years ended March 31, 2002 and 2001, and the eleven months ended March 31, 2000 are as follows (in thousands):

	Fiscal
	2002	2001	2000

Revenues	$2,058	$2,968	$3,142
Operating income (loss)	$(94)	$(9)	$244

Discontinuance of Paclitaxel Activities-

In the third quarter of fiscal 1999, the Company discontinued the manufacture and sale of paclitaxel.  In February 1999, the Company entered into a purchase agreement for the sale of its remaining paclitaxel inventory as part of the planned closure of the paclitaxel business. Revenues generated through the sale of the remaining paclitaxel inventories during the fiscal year ended March 31, 2001 and the eleven months ended March 31, 2000 totaled $671,000 and $8,695,000 respectively.

Change in fiscal year-

During fiscal 2000, the Company changed its fiscal year-end from April 30 to March 31 to align its periodic reporting with calendar quarters.

2.                        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The consolidated financial statements include those of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the carrying amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements. Actual results could differ from those estimates.

Concentration of Credit Risk — The Company is exposed to credit risk from its cash and cash equivalents and trade receivables. The Company’s policy is to place cash and cash equivalents in financial institutions it believes to be financially sound, however amounts deposited may exceed balances federally insured by the U.S. Government. The Company generally grants credit to its customers without collateral. The Company’s creditors are concentrated in the food processing, dietary supplement and pharmaceutical industries.  During the years ended March 31 2002 and 2001 and the eleven months ended March 31, 2000, no customer accounted for more than 10% of the Company’s revenues.

Cash and Cash Equivalents — Cash and cash equivalents include investments in highly liquid instruments with original maturities of 90 days or less.

Inventory — Raw material, work in process, and finished goods inventory, which include costs of materials, direct labor and manufacturing overhead, are priced at the lower of average cost or market. Write-downs for price declines, obsolescence, spoilage and excess inventory are charged to expense in the period when conditions giving rise to the write-downs are first recognized.  The Company purchases raw material inventory during harvest seasons, generally in the spring and fall.  These purchases may take place well in advance of scheduled production of finished product, which subjects the Company to risk of price declines, obsolescence, spoilage and excess inventory.  Due to declines in the wholesale prices for bulk dietary supplement ingredients the Company reduced the value of certain of its inventory to its net realizable value and recorded a charge of $212,000, $4,498,000 and $10,671,000 during the years ended March 31, 2002 and 2001, and the eleven months ended March 31, 2000, respectively.  During the eleven months ended March 31, 2000, the Company reversed a $4 million provision related to paclitaxel inventory commitments due to the successful cancellation of a growing contract.

Markets for the Company’s raw materials and finished goods have become more volatile.  Accordingly, it is reasonably possible that the Company may record future write-downs of inventory to net realizable value based on volatile selling prices, and such write-downs could be material.

Inventory as of March 31, 2002 and 2001 consisted of the following (in thousands):

	March 31,	March 31,
	2002	2001

Raw materials	$775	$908
Work in process	455	1,338
Finished goods	6,283	7,556
	$7,513	$9,802

Property and Equipment — Significant additions and improvements are capitalized at cost, while maintenance and repairs which do not improve or extend the life of the respective assets are charged to expense as incurred.

Depreciation is recognized on a straight-line basis over the following estimated useful lives:

Equipment, furniture and fixtures	2-15 years

Buildings	39 years

Leasehold improvements are depreciated over the shorter of the useful life or remaining term of the lease

Depreciation expense was $1,862,000, $2,905,000 and $3,246,000 for the years ended March 31, 2002 and 2001, and for the eleven months ended March 31, 2000, respectively.

Impairment of Long-Lived Assets — The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses are recorded for the difference between the carrying value and fair value of the long-lived asset.

During the years ended March 31, 2002 and 2001, and the eleven months ended March 31, 2000, charges of $675,000, $1,248,000 and $500,000, respectively, were recorded to write down fixed assets no longer utilized in the Company’s operations to zero. The fixed assets were written down to zero because of the abandonment of facilities, their specialized nature, or the lack of alternative uses for the equipment.

Goodwill — Goodwill is recorded at the date of acquisition at its allocated cost. Goodwill represents the excess of the cost of businesses acquired over the aggregate fair value of tangible and intangible net assets at the date of acquisition. Goodwill resulting from acquisitions is being amortized using the straight-line method over an estimated useful life of 10 years.  Amortization expense of $222,000, $1,127,000 and $1,165,000 was recorded for the years ended March 31, 2002 and 2001 and the eleven months ended March 31, 2000 respectively.

During the year ended March 31, 2001 and the eleven month period ended March 31, 2000, the Company recognized impairment charges of $16,481,000 and $6,561,000, respectively.  The remaining goodwill of $726,000 relates solely to the Shuster Laboratories division of HTS.

Revenue Recognition — Dietary Supplement and Pharmaceutical and Functional Food Ingredients processing revenues are recognized when title and risk of ownership passes to the customer, which generally is upon shipment of product. Technical Services revenues are recognized upon completion of specified contract requirements. Unbilled receivables result from costs incurred on time and materials contracts and are included in accounts receivable in the accompanying consolidated balance sheets. Unbilled accounts receivable at March 31, 2002 and 2001 were $140,000 and $381,000, respectively.  Anticipated losses from contracts in progress are provided for in the period the loss is identified.  No losses have been accrued as of March 31, 2002 or 2001.

Research and Development — Research and development costs are charged to expense as incurred.

Advertising Costs — The Company expenses advertising costs as incurred.

Income Taxes — The current provision for income taxes represents actual or estimated amounts payable on tax return filings each year.  Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, and for operating loss and tax credit carryforwards.  The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period.  Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment.  The Company’s net deferred tax assets have been reduced to zero because it is more likely than not that the deferred tax assets will not be realized.

Stock-Based Compensation — The Company accounts for its employee stock option plans in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations.  The Company adopted the disclosure-only requirements of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” which allows entities to continue to apply the provisions of APB No. 25 for transactions with employees and provide pro forma disclosures for employee stock option grants made as if the fair value-based method of accounting in SFAS No. 123 had been applied to these transactions.  Any deferred stock compensation calculated according to APB No. 25 is amortized on a straight-line basis over the vesting period of the individual options, generally four years.

The Company applies the provisions of SFAS No. 123 and related interpretations to equity grants to non-employees.

Earnings (Loss) Per Share — Basic earnings or loss per share is computed by dividing the net earnings or loss by the weighted average number of shares of common stock outstanding. Diluted earnings or loss per share is determined by dividing the net earnings or loss by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of outstanding warrants and stock options determined utilizing the treasury stock method.

In the years ended March 31, 2002 and 2001, and the eleven months ended March 31, 2000, stock options and warrants totaling 1,980,251, 1,843,364 and 942,293, respectively, were excluded from the calculation of diluted earnings (loss) per share since the result would have been anti-dilutive.

Fair Value of Financial Instruments — Due to the short-term nature of the Company’s accounts receivable and other financial instruments, the fair value of such financial instruments approximates their carrying amount.  The fair value of the Company’s borrowings approximate there carrying amounts based upon interest rates currently available to the Company.

Reclassifications — Certain prior year amounts have been reclassified to conform to the current year presentation.

Reverse Stock Split — On June 11, 1999, the Company’s stockholders approved a one-for-four reverse stock split. All per share and equivalent share amounts in the accompanying consolidated financial statements have been adjusted to reflect the reverse stock split.

Recently Issued Accounting Standards —

SFAS No. 141 and 142. — In June 2001, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These statements prohibit pooling-of-interests accounting for transactions initiated after June 30, 2001, require the use of the purchase method of accounting for all combinations after June 30, 2001, and establish new standards for accounting for goodwill and other intangibles acquired in business combinations. Goodwill will continue to be recognized as an asset, but will not be amortized as previously required by APB No. 17, “Intangible Assets.” Certain other intangible assets with indefinite lives, if present, may also not be amortized. Instead, goodwill and other intangible assets with indefinite lives will be subject to periodic (at least annual) tests for impairment, and recognition of impairment losses in the future could be required based on a new fair value-based methodology for measuring impairments prescribed by these pronouncements. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized. The Company does not believe the initial application of these new impairment tests will have a material impact on its financial statements. Future amortization will be reduced by approximately $222,000 annually due to the non-amortization of goodwill.

SFAS No. 143. — In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost.  This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.  SFAS No. 143 is not expected to have a material effect on the Company’s financial position.

SFAS No. 144. — In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of.  This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is in the process of assessing the effect of adopting SFAS No. 144, which will be effective for the Company’s fiscal year ending March 31, 2003.  The adoption of SFAS No. 144 could result in the disposal of Hauser Laboratories, a component of the Technical Services segment, to being reflected as a discontinued operation in future periods.

SFAS No. 145. — In April 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  A principal effect will be the prospective characterization of gains and losses from debt extinguishments used as part of an entity’s risk management strategy.  Under SFAS No. 4, all gains and losses from early extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  SFAS No. 145 eliminates SFAS No. 4.  As a result, most gains and losses from extinguishment of debt will not be classified as extraordinary items unless they meet much more narrow criteria in APB Opinion No. 30.  SFAS No. 145 may be adopted early, but is otherwise effective for fiscal years beginning after May 15, 2002, and must be adopted with retroactive effect. SFAS No. 145 is not expected to have a material effect on the Company’s financial statements.

Derivative Instruments — In fiscal 2002, the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”.  SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The adoption of SFAS No. 133 did not have a significant impact on the results of operations or financial position of the Company.

3.     RESTRUCTURING CHARGES

During fiscal 2002, the Company continued to reduce operating costs and streamline operations.  The initiatives included a reduction in headcount (including two senior executive vice president positions) resulting in contractual severance charges of $1,060,000, the termination of leases on certain facilities for $1,149,000 and the impairment of related leasehold improvements of $675,000.

During fiscal 2001, restructuring charges included the impairment of goodwill and long-lived assets and an additional accrual necessary for the exit from the paclitaxel business. The Company completed a merger in June of 1999 (the “Merger”) with three subsidiaries of Zuellig Group N.A., Inc. (“ZGNA”), and Zuellig Botanicals, Inc. (“ZBI”). As a result of the decline in the dietary supplement industry, among other factors, the Company deemed the goodwill recorded in connection with the Merger to be impaired.  During the fiscal year ended March 31, 2001, the Company recorded a charge of $16,481,000 to write down the remaining goodwill balance, which had been initially recorded in connection with the Merger.  The Company believed the goodwill had no residual value because of the significant losses being incurred and the continued oversupply of dietary supplements in the Company’s markets, leading to a reduction in the demand and prices for the Company’s products. Similarly, long-lived assets were written down to zero because of their specialized nature and the lack of alternative use for the equipment resulting in a charge of $1,248,000. In fiscal 2001,  $100,000 in lease termination costs recorded in the prior period were reversed.

During fiscal 2000, the Company terminated the operations its subsidiary, Wilcox Drug Company, Inc. (“Wilcox”), and consolidated its technical services operations in order to gain operating efficiencies.  Wilcox principally purchased wild botanical raw materials gathered in the United States and sold those materials to customers in North America, Europe and Asia.  The decision to terminate the operations of Wilcox was made as a result of the significant decline in market prices for the natural product raw materials sourced by Wilcox. The restructuring charges included lease termination costs of $1,050,000, severance for 14 Wilcox employees of $645,000, and the write-down of goodwill and long-lived assets related to the operations of Wilcox of $7,061,000. As part of the consolidation of the technical services operations, the Company shut down its laboratory operations in Smyrna, Georgia. The cost to close the Smyrna operations included lease termination costs of $400,000 and severance of $100,000 for three employees.

Restructuring charges resulting from the above activities were as follows (in thousands):

	Fiscal
	2002	2001	2000
Impairment of goodwill	$—	$16,481	$6,561
Impairment of long-lived assets	675	1,248	500
Lease termination costs, net	1,149	(100)	1,450
Severance costs	1,060	—	745
Paclitaxel exit costs	—	215	—
Total	$2,884	$17,844	$9,256

A summary of the accruals related to these restructuring activities follows (in thousands):

	Balance			Balance
	March 31,			March 31,
	2001	Charges	Utilization	2002

Employee severance costs	$-	$1,060	$(165)	$895
Paclitaxel	320	—	(70)	250
Lease termination costs	188	1,149	(1,337)	—
Total	$508	$2,209	$(1,572)	$1,145

	Balance			Balance
	March 31,			March 31,
	2000	Charges/ (Reversals)	Utilization	2001

Employee severance costs	$194	$—	$(194)	$—
Paclitaxel	326	215	(221)	320
Lease termination costs	1,467	(100)	(1,179)	188
Total	$1,987	$115	$(1,594)	$508

The Company expects to utilize the remaining accruals within the next fiscal year.

4.        LONG-TERM DEBT

                     Notes payable and long-term debt consists of the following (in thousands):

	March 31,	March 31,
	2002	2001

Revolving line of credit	$9,890	$18,554
Bank term note	6,549	—
Subordinated note payable	2,823	2,705
Capital leases	16	272

Total	19,278	21,531

Less: current portion	19,278	18,790

Long-term debt	$—	$2,741

At March 31, 2002 and 2001, property and equipment includes items under capital leases with a net book value of $204,000 and $404,000, respectively, and accumulated depreciation of $457,000 and $615,000, respectively.

Bank Facility — On December 7, 2001, the Company entered into the Amended Credit Facility with Wells Fargo, which was scheduled to expire in August 2003. This agreement provided for a total credit facility of $18.6 million comprised of a revolving line of credit of $10.75 million, subject to borrowing base limitations, bearing interest at 2% over prime (6.75% at March 31, 2002), and a $7.8 million term note with monthly principal and interest payments of $20,000 and additional principal payments of $3.0 million and $4.7 million due on April 30, 2002 and June 30, 2002 respectively. The Company paid $1.1 million of the $3 million due on April 30, 2002, with proceeds from the sale of the Hauser Laboratories division.  The term note bears interest at 3% over prime and had a final maturity of June 30, 2002.  Upon final repayment of the term note, the interest rate on the line of credit was scheduled to decrease to 1% over prime.  The Amended Credit Facility is collateralized by all of the Company’s assets.  The borrowing base is comprised of 80% and 50% of eligible accounts receivable and inventory, respectively, and totaled $11,377,000 at March 31, 2002.

In April and June 2002, the Company defaulted under the Amended Credit Facility.  The defaults occurred because the Company failed to make $1.9 million of the $3.0 million payment due on April 30, 2002, as required by the term note, and was not in compliance with its cash flow covenant for the quarter ending June 30, 2002.  On June 25, 2002, in consideration of a waiver by Wells Fargo of these events of default, the Company entered into the Amendment, pursuant to which, both the term note and the revolving line of credit will mature on August 31, 2002.  Specifically, the Amendment extends the maturity date of the term note from June 30, 2002 to August 31, 2002 and amends the maturity date of the revolving line of credit from August 31, 2003 to August 31, 2002.  The Company is engaged in discussions, including regarding the sale of Shuster Laboratories, which could result in the Company obtaining funds to pay the outstanding loans to Wells Fargo in August 2002 and permit the Company to obtain a new line of credit to finance operations. There can be no assurance that the requisite funds will be obtained.  These circumstances raise substantial doubt about the ability of the Company to continue as a going concern.

As a condition to Wells Fargo entering into the Amended Credit Facility with the Company and a related party (ZBI), Wells Fargo had required that a fee be paid to Wells Fargo in the amount of $779,000 (the “Fee”).  Initially, Wells Fargo had stated that as further consideration for entering into the Amended Credit Facility, the Company must issue to Wells Fargo a warrant  to purchase 865,630 shares of the Company’s Common Stock, representing approximately 12.5% of the Company’s Common Stock on a fully diluted basis, at an exercise price of $0.01 per share, which would expire eight years after issuance.  Wells Fargo subsequently stated that it would accept the  Fee in lieu of the Warrant, provided  that the Fee was paid by a party other than the Company.  Wells Fargo would not permit the Company to reduce its working capital by paying the Fee.  Zatpack, Inc., is an international business company organized under the laws of the British Virgin Islands and a significant shareholder of the Company.  (“Zatpack”) agreed to pay the Fee.  The Company, as consideration for such payment, issued the Warrant to Zatpack.  Zatpack caused the related party to forgive $247,000 of trade payables due from the Company for its share of the debt issuance costs. As a result, the Company has recorded debt issuance costs of $532,000.   The debt issuance costs will be amortized to interest expense on a straight-line basis over the term of the Amended Credit Facility, through August 2002.

In October 2000, as a condition to Wells Fargo entering into an amendment to the Amended credit facility, the Company sold a $3 million Subordinated Promissory Note (the “Zatpack Note”) to Zatpack The Zatpack Note is subordinate to the Amended Credit Facility, accrues interest at a rate of 6.5%, requires no principal or interest payments until its maturity date of October 2003, and has five-year warrants attached.  The warrants permit Zatpack to purchase 992,789 shares of Hauser’s Common Stock at a price of approximately $0.5855 per share.  Approximately $2 million of the proceeds of the sale of the Zatpack Note were used to pay down the line of credit.

The Company has recorded a discount of $354,000 in connection with the warrants attached to the Zatpack Note described above.  The discount will be amortized to interest expense on a straight-line basis over the term of the Zatpack Note, through September 2003. In connection with the amortization of the discount, interest expense of $118,000 and $59,000 was recorded during the years ended March 31, 2002 and 2001, respectively.

5.                        STOCKHOLDERS’ EQUITY

Non-Qualified Stock Options — The Company’s 1987 Stock Option Plan (the “1987 Plan”), the 1992 Stock Option Plan (the “1992 Plan”), and the 1999 Stock Option Plan (the “1999 Plan”) authorize the granting of non-qualified stock options for up to 304,680, 175,000, and

850,000 shares, respectively, of the Company’s Common Stock to directors, employees, and consultants. As of March 31, 2002, there were 168,095, 0, and 37,500 shares of Common Stock, respectively, available for grant under these plans. Exercise terms, ranging from one-to-ten years for options granted under these plans, are determined by the Board of Directors at the time of grant. A combined summary of the status of the Company’s Non-Qualified Stock Options from each of the above plans for the years ended March 31, 2002 and 2001, and the eleven month period ended March 31, 2000, follows:

	2002	2001	2000

Balance outstanding at beginning of period	473,215	493,252	101,284
Granted	—	—	419,605
Exercised	—	—	—
Canceled	(402,654)	(20,037)	(27,637)

Outstanding at end of period	70,561	473,215	493,252

Exercisable at end of period	33,061	66,965	74,502

Weighted average exercise prices:
At beginning of period	$6.29	$6.44	$23.11
At end of period	$12.71	$6.29	$6.44
Exercisable at end of period	$23.21	$23.47	$23.22
Options granted	$—	$—	$3.47
Options exercised	$—	$—	$—
Options canceled	$5.06	$10.06	$22.38

Weighted average, fair value of options granted during period	$—	$—	$1.91

	March 31, 2002
	Options Outstanding		Remaining	Options Exercisable
Range of		Weighted Average	Contractual Life		Weighted Average
Exercise Prices	Shares	Exercise Price	(Years)	Shares	Exercise Price
$3.45-$3.45	37,500	$3.45	7.69	—	$—
$8.93-$23.50	6,584	$16.74	5.50	6,584	$16.74
$23.75-$23.88	7,835	$23.76	5.77	7,835	$23.76
$24.00-$33.13	18,642	$25.26	3.45	18,642	$25.26
	70,561			33,061

Incentive Stock Options — The Company’s 1992 Plan and the 1999 Plan authorize the granting of incentive stock options for up to 175,000 and 850,000 shares of the Company’s Common Stock, respectively.   These options are granted to employees at fair market value on the date of grant. As of March 31, 2002, there were 25,726 and 40,750 shares of Common Stock, respectively, available for grant under the plans. Exercise terms, currently ranging from one month to ten years, are determined by the Board of Directors at the time of grant.  A combined summary of the Company’s Incentive Stock Options from each of the above plans for the years ended March 31, 2002 and 2001, and the eleven month period ended March 31, 2000, follows:

	2002	2001	2000
Balance outstanding at beginning of period:	361,610	449,028	137,965
Granted	—	—	378,750
Exercised	—	—	—
Canceled	(310,339)	(87,418)	(67,687)

Outstanding at end of period	51,271	361,610	449,028

Exercisable at end of period	10,271	57,360	58,945

Weighted average exercise prices:
At beginning of period	$7.05	$6.61	$23.58
At end of period	$7.62	$7.05	$6.61
Exercisable at end of period	$23.68	$23.68	$23.66
Options granted	$—	$—	$3.45
Options exercised	$—	$—	$—
Options canceled	$6.78	$4.81	$23.52

Weighted average, fair value of options granted during period	$—	$—	$1.90

	March 31, 2002
	Options Outstanding		Remaining	Options Exercisable
Range of		Weighted Average	Contractual Life		Weighted Average
Exercise Prices	Shares	Exercise Price	(Years)	Shares	Exercise Price
$3.45-$3.45	40,750	$3.45	7.69	—	$0.00
$10.50-$23.38	7,697	$23.27	6.23	7,697	$23.27
$24.00-$24.00	1,449	$24.00	2.58	1,449	$24.00
$25.88-$30.25	1,375	$26.10	5.48	1,125	$26.12
	51,271			10,271

Valuation — The weighted average fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model using the following assumptions for the years ended March 31, 2002 and 2001, and for the eleven months ended March 31, 2000:

	March 31,
	2002	2001	2000
Dividend rate	0.00%	0.00%	0.00%
Expected volatility	135.00%	135.00%	68.00%
Risk-free interest rate	4.84%	6.24%	6.24%
Expected life (in years)	7.0	7.0	7.0

Had compensation cost been recorded based on the fair value of the option or warrant grants, the Company’s pro forma net loss and net loss per share would have been as follows (in thousands):

	March 31,
	2002	2001	2000
Net loss:
As reported	$(5,405)	$(33,261)	$(28,375)
Pro forma	$(5,676)	$(33,577)	$(28,718)

Net loss per share basic and diluted:
As reported	$(0.96)	$(6.75)	$(6.47)
Pro Forma	$(1.01)	$(6.81)	$(6.54)

Warrants — As consideration for payment of the bank facility fee discussed in Note 4, the Company issued a warrant to purchase 865,630 of Common Stock at a price of approximately $0.01 per share to Zatpack.

In consideration for these warrants, Zatpack caused ZBI to forgive $247,000 of trade payables due from the Company for its share of the debt issuance costs. As a result, the Company has recorded debt issuance cost of $532,000, which was the amount of the fee paid on behalf of the Company by Zatpack.  The debt issuance costs will be amortized to interest expense on a straight-line basis over the term of the Amended Credit Facility, through August 2002. Interest expense of $80,000 was recorded for the year ended March 31, 2002, in connection with the amortization of the debt issuance costs.

During the year-ended March 31, 2001, the Company sold the $3 million Zatpack Note to Zatpack.  The Zatpack Note had five-year warrants attached which permit Zatpack to purchase 992,789 shares of Hauser’s Common Stock at a price of approximately $0.5855 per share.  This price was the fair market value of the Company’s Common Stock on the date of issuance.

The Company has recorded a discount of $354,000 in connection with the warrants attached to the Zatpack Note described above.  The discount was computed based on the value of the warrants as determined by use of the Black-Scholes option pricing model using the following assumptions for the year ended March 31, 2001:

2001
Dividend rate	0.00%
Expected volatility	67.30%
Risk-free interest rate	5.83%
Expected life (in years)	5.00

The discount is being amortized to interest expense on a straight-line basis over the term of the Zatpack Note, through September 2003.  Interest expense of $119,000 and $59,000 was recorded for the years ended March 31, 2002 and 2001, respectively, in connection with the amortization of the discount.

Employee Stock Purchase Plan — On July 26, 1999, the Board adopted, and the stockholders subsequently approved, the Company’s 1999 Employee Stock Purchase Plan (the “Purchase Plan”).  The Purchase Plan permits eligible employees of the Company to purchase shares of Common Stock through payroll deductions.  The purchase price for each offering period will be 85% of the lesser of  (1) the fair market value of the Common Stock on the enrollment date, or (2) the fair market value of the Common Stock on the exercise date.  Up to 150,000 shares of Common Stock may be sold under the Purchase Plan.  Shares sold under the Purchase Plan may be newly issued shares or shares acquired by the Company in the open market.   The Board of Directors may at any time and for any reason terminate the Purchase Plan.  The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and will be administered in accordance with the limitations set forth in Section 423 and the rules and regulations thereunder.

During Fiscal 2002, the Company issued 26,090 shares to employees under this plan at purchase prices ranging from $0.26 to $0.48 per share.  A total of 63,422 shares have been issued under the plan through March 31, 2002.

Director Compensation — Non-employee directors of the Company receive annual compensation of $25,000, which is payable quarterly in Common Stock of the Company.  The number of shares to which each non-employee director is entitled is determined by dividing $6,250 by the closing price of the Common Stock on the last trading day of the calendar quarter.  The Chairman of the Board receives additional compensation of $25,000, which is also payable quarterly in Common Stock of the Company.   During the year ended March 31, 2002, the Company’s non-employee directors acquired a total of 302,936 shares of Common Stock from the Company at an average price of $.58 per share (100% of fair market value on the date of grant).

Stock Compensation — In February 2001, the Board of Directors approved the issuance of shares of restricted Common Stock (the “2001 Restricted Stock”) to certain of its key employees .  In June 2001, the Company issued 520,000 shares of restricted Common Stock to such employees.  As a condition to the issuance, certain of the recipients agreed to cancel options that had previously been granted to them.  If any of the recipients of the Restricted

Stock ceases to be an employee of the Company prior to May 31, 2004 (the “2001 Restricted Period”), other than due to the death or permanent disability of the recipient, the Restricted Stock will be forfeited to the Company. The Restricted Stock becomes fully vested and the restrictions imposed thereon lapse on the earlier of the Restricted Period or the death of the recipient.  The Company may elect to waive such forfeitures.

In February 2001, the Board of Directors of the Company approved the sale of 100,000 shares of its Common Stock to Kenneth C. Cleveland for $.37 per share. As of June 28, 2002, none of these shares have been purchased.  If these shares are purchased by Mr. Cleveland, such shares will be subject to similar terms as the 2001 Restricted Stock.

In April 2002, the Board of Directors approved a grant of shares of its Common Stock (the “2002 Restricted Stock”) to certain of its key employees.  The Company expects to issue up to 150,000  shares to such employees at no cost to the employee.  If, prior to May 31, 2005 (the “2002 Restricted Period”), any of the recipients of the 2002 Restricted Stock cease to be an employee of the Company for any reason, other than due to the death or permanent disability of the recipient, the 2002 Restricted Stock will be forfeited to the Company.  The 2002 Restricted Stock becomes fully vested and the restrictions imposed thereon lapse on the earlier of the 2002 Restricted Period or the death of the recipient.  The Company may elect to waive such forfeitures..

As a condition to the issuances of 2001 and 2002 Restricted Stock, the recipients were required to make an 83(b) election with the Internal Revenue Service.  Making an 83(b) election permits each recipient to include the value of stock received as taxable income for the recipient’s current tax year.  The Company has agreed to make a cash payment to each of the recipients equal to the amount necessary to pay tax liabilities resulting from the 83(b) election and the additional tax liability from such payment.

6.      INCOME TAXES

Income tax expense (benefit) from continuing operations for the year ended March 31, 2002 and 2001 and the eleven months ended March 31, 2000, is comprised of the following components (in thousands):

	Federal	State	Total
2000
Current	$—	$106	$106
Deferred	(6,218)	(293)	(6,511)
Valuation allowance	8,979	1,056	10,035

Total	$2,761	$869	$3,630

2001
Current	$—	$94	$94
Deferred	(3,939)	(282)	(4,221)
Valuation allowance	3,939	282	4,221

Total	$—	$94	$94

2002
Current	$—	$(103)	$(103)
Deferred	(1,748)	(200)	(1,948)
Valuation allowance	1,748	200	1,948

Total	$—	$(103)	$(103)

As of March 31, 2002 and 2001, temporary differences, which result in deferred tax assets and liabilities, are as follows (in thousands):

	2002	2001
Current:
Inventories capitalized for income tax purposes	$385	$517
Bad debt reserves	307	333
Inventory reserves	741	1,721
Accrued vacation	145	72
Prepaid expenses	147	—
Accrued liabilities	751	—
Accrued exit costs	435	193
Accrued stock grant	—	285
Less: Valuation allowance	(2,911)	(3,121)

Net current deferred tax asset	$—	$—

	2002	2001
Noncurrent:
Federal NOL carryforward	$23,196	$21,626
State NOL carryforward	2,890	2,711
AMT credit carryforward	1,456	1,456
R&D credit carryforward	728	659
Capital loss carryforward	106	106
Excess of tax over book depreciation	(3,203)	(3,543)
Less: Valuation allowance	(25,173)	(23,015)

Net noncurrent deferred tax asset	$—	$—

The Company has approximately $68 million of federal and $72 million of state net operating loss carryforwards that expire in varying amounts through the year 2020. The Company also has available income tax credits of $728,000, expiring on varying dates through 2014 and alternative minimum tax credits of $1.5 million, which do not expire.

A reconciliation of the expected income tax benefit at the federal statutory income tax rate to the Company’s actual income tax expense for the years ended March 31, 2002 and 2001, and the eleven months ended March 31, 2000, is as follows:

	2002	2001	2000
Federal statutory income tax rate	34%	34%	34%

Computed “expected” income tax benefit	$(1,873)	$(11,277)	$(8,413)

Increase (reduction) in taxes resulting from:

State income taxes, net of federal benefit	(303)	(124)	(989)

Non-deductible expenses	93	892	524

Abandonment of goodwill	—	6,263	2,447

Change in valuation allowance	1,948	4,221	10,035

Other	32	119	26

Actual income tax expense (benefit)	$(103)	$94	$3,630
Effective income tax rate	1.9%	(0.3%)	(14.7%)

7.                        EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) plan (the “Plan”) for all employees who have completed one year of service. Participants may contribute up to 20% of their annual compensation subject to dollar limitations of Section 402(g) of the Internal Revenue Code. Under the provisions of the Plan, the Company will make a matching contribution of 50% of the first 4% of employee contributions.  The Company’s matching portion vests 20% per year over 5 years. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company made matching contributions of $157,000 and  $33,000 during the years ended March 31, 2002 and 2001, respectively.  Prior to fiscal 2001, Company matching contributions were optional at the discretion of the Board of Directors.  No contributions were made to the Plan for the eleven months ended March 31, 2000.

8.    COMMITMENTS AND CONTINGENCIES

Operating Leases — The Company leases its office and operating facilities and various equipment under non-cancelable agreements.

Rent expense was $1,764,000, $1,496,000, and $1,462,000, for the years ended March 31, 2002 and 2001, and the eleven months ended March 31, 2000, respectively.

Future minimum lease payments under operating leases for the years ending March 31 are as follows (in thousands):

2003	$988
2004	875
2005	514
2006	346
2007	346
Thereafter	2,943

Total	$6,012

9.    INDUSTRY SEGMENTS

Segments — The Company’s three business segments are: Dietary Supplements, Pharmaceutical and Functional Food Ingredients, and Technical Services, each having a separate management team and infrastructure, offering different products and services, and utilizing different marketing strategies to target customers. During fiscal year, the Company changed the name of its Natural Products segment to Dietary Supplements, and its Fine Chemicals segment to Pharmaceutical and Functional Food Ingredients.  Further, the Company reclassified certain product lines to align management responsibilities with the related products. The Company now classifies nutritional supplements products, which were formerly classified as Fine Chemicals, as Dietary Supplements. In addition, the Company now classifies certain functional food ingredients, which were formally classified as Natural Products, as Pharmaceutical and Functional Food Ingredients. The Company has

restated the corresponding information from the prior year to conform to the current composition of the Company’s reportable segments. Included in Corporate and Other are the results of the Company’s paclitaxel activities, which have been terminated. Selected financial information from the Company’s business segments are as follows (in thousands):

	Year Ended March 31, 2002
			Pharmaceutical
			And
			Functional	Corporate
	Dietary	Technical	Food	And
	Supplements	Services	Ingredients	Other	Total
Revenues	$32,059	$19,188	$6,375	$—	$57,622
Cost of revenues	24,707	14,402	5,532	—	44,641
Gross profit	7,352	4,786	843	—	12,981
Operating expenses	8,821	3,703	1,574	3,059	17,157
(Loss) income from operations	(1,469)	1,083	(731)	(3,059)	(4,176)
Net income (loss)	$(2,615)	$667	$(715)	$(2,742)	$(5,405)

	Year Ended March 31, 2001
			Pharmaceutical
			And
			Functional	Corporate
	Dietary	Technical	Food	And
	Supplements	Services	Ingredients	Other	Total
Revenues	$39,127	$16,246	$10,670	$671	$66,714
Cost of revenues	39,792	14,097	10,073	—	63,962
Gross profit	(665)	2,149	597	671	2,752
Operating expenses	6,505	4,677	1,146	23,117	35,445
Loss from operations	(7,170)	(2,528)	(549)	(22,446)	(32,693)
Net loss	$(8,638)	$(2,823)	$(880)	$(20,920)	$(33,261)

	Year Ended March 31, 2001
			Pharmaceutical
			And
			Functional	Corporate
	Dietary	Technical	Food	And
	Supplements	Services	Ingredients	Other	Total
Revenues	$42,946	$15,442	$14,078	$8,695	$81,161
Cost of revenues	48,780	13,017	12,044	4,502	78,343
Gross profit (loss)	(5,834)	2,425	2,034	4,193	2,818
Operating expenses	8,635	4,570	2,036	10,531	25,772
Loss from operations	(14,469)	(2,145)	(2)	(6,338)	(22,954)
Net loss	$(14,332)	$(2,044)	$(601)	$(11,398)	$(28,375)

The Company determines segment results consistent with its consolidated accounting policies. Included in Dietary Supplements and Corporate and Other for the year-ended March 31, 2002 are charges of $1,295,000 and $1,589,000, respectively, for restructuring charges related to facility closures and employee terminations incurred during the year.

Included in Corporate and Other in the year ended March 31, 2001 is a charge of $17,729,000 in connection with the write-down of goodwill and impaired fixed assets.  Included in Dietary Supplements and Technical Services operating expenses for the eleven months ended March 31, 2000 are charges of $8,756,000 and $500,000, respectively, for the cessation of operations at Wilcox Natural Products and the consolidation of laboratory operations.

Foreign Sales — Export sales were $2,563,000, $548,000 and $7,371,000 in the years ended March 31, 2002 and 2001 and the eleven months ended March 31, 2000, respectively. The Company has no foreign assets.

10.                 RELATED PARTY TRANSACTIONS

The Company and ZBI, a seller of bulk raw materials in the form of powders or similar processed products, are parties to an agreement dated June 11, 1999, under which certain personnel and facilities costs of the Company are shared approximately one-third by ZBI. Under the agreement ZBI purchases certain inventory, disburses all amounts for shared services, and receives reimbursement from the Company for amounts disbursed on its behalf.  The Company also purchases raw materials from ZBI.  The net amounts owed to ZBI under these agreements totaled $2,946,000 and $2,988,000 at March 31, 2002 and March 31, 2001, respectively.  For the years ended March 31, 2002 and 2001, and the eleven months ended March 31, 2000, the amounts recorded as costs and expenses for inventory, personnel and facilities by the Company under this arrangement totaled $8,653,000, $7,067,000, and $4,332,000, respectively.  These amounts are included with cost of sales and operating expenses in the accompanying consolidated statements of operations.

In addition, the Company sells natural product raw materials to ZBI.  During the years ended March 31, 2002 and 2001 and the eleven months ended March 31, 2000, sales to ZBI totaled $589,000, $3,219,000 and $3,781,000, respectively. There were no receivables due from ZBI at March 31, 2002.  The related trade accounts receivable due from ZBI were $4,000 and $138,000 at March 31, 2002 and 2001, respectively.

As discussed in note 4, as a condition to Wells Fargo entering into the Amended Credit Facility  with the Company and ZBI, Wells Fargo had required that the Fee of $779,000 be paid.  Initially, Wells Fargo had stated that as further consideration for entering into the Amended Credit Facility, the Company must issue to Wells Fargo the Warrant purchase 865,630 shares of the Company’s Common Stock, representing approximately 12.5% of the Company’s Common Stock on a fully diluted basis, at an exercise price of $0.01 per share, which would expire eight years after issuance.  Wells Fargo subsequently stated that it would accept the Fee in lieu of the Warrant, provided  that the Fee was paid by a party other than the Company.  Wells Fargo would not permit the Company to reduce its working capital by paying the Fee.  Zatpack agreed to pay the Fee. The Company, as consideration for such payment, issued the Warrant to Zatpack.  Zatpack caused ZBI to forgive $247,000 of payables due from the Company for its share of the debt issuance costs. As a result, the Company has recorded debt issuance costs of $532,000.  The debt issuance costs will be amortized to interest expense on a straight-line basis over the term of the Amended Credit Facility, through August 2002.

In addition, Zatpack holds a $3 million Note of the Company, which is subordinate to the Company’s Amended Credit Facility with Wells Fargo.  The Zatpack Note accrues interest at 6.5%, is payable in three years and has five-year warrants attached.  The warrants permit Zatpack to purchase 992,789 shares of Common Stock at a price of $0.5855 per share.

Harvey L. Sperry, a Director, is a retired Partner in the law firm of Willkie Farr & Gallagher, which acts as counsel to the Company.  Mr. Sperry provides consulting services to the Company in exchange for a fee of $5,000 per month.

11.   QUARTERLY INFORMATION (UNAUDITED)

	Three Months Ended
	03/31/02	12/31/01	09/30/01	06/30/01
		(in thousands)
Revenues	$14,339	$14,086	$13,447	$15,750
Cost of revenues	11,313	10,347	10,673	12,308

Gross profit	3,026	3,739	2,774	3,442
Operating expenses	4,528 (1)	5,697 (2)	3,312	3,620

Loss from operations	$(1,502)	$(1,958)	$(538)	$(178)
Net loss	$(1,528)	$(2,348)	$(911)	$(618)
Net loss per share	$(0.26)	$(0.41)	$(0.16)	$(0.12)

	Three Months Ended
	03/31/01	12/31/00	09/30/00	06/30/00
		(in thousands)
Revenues	$14,463	$13,140	$17,371	$21,740
Cost of revenues	14,059	14,912	15,479	19,512

Gross profit (loss)	404	(1,772)	1,892	2,228
Operating expenses	22,826 (3)	4,094	4,316	4,209

Loss from operations	$(22,422)	$(5,866)	$(2,424)	$(1,981)
Net loss	$(23,110)	$(5,153)	$(3,074)	$(1,924)
Net loss per share	$(4.56)	$(1.05)	$(0.63)	$(0.40)

(1)          During the quarter ended March 31, 2002, the Company recognized restructuring charges of $1.6 million.

(2)          During the quarter ended December 31, 2001, the Company recognized restructuring charges of $1.3 million.

(3)          During the quarter ended March 31, 2001, the Company recognized impairment charges of $17.8 million related to goodwill and certain long-lived assets.