Form 10-Q
period 2002-06-30
HAUSER INC
filed 2002-08-14
CIK 773723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT

TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002	Commission File No. 0-17174

HAUSER, INC.
 (Exact name of Registrant as specified in its charter)

DELAWARE	84-0926801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

20710 S. Alameda Street Long Beach, CA 90810-1107	90810
(Address of principal executive offices)	(Zip Code)

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

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value	6,260,173
Class	Outstanding at July 31, 2002

HAUSER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share amounts)

	Three months ended June 30,
	2002	2001

REVENUES:
Dietary supplements	$8,905	$9,411
Pharmaceutical and functional food ingredients	2,458	1,606
Technical services	2,018	1,958
Total revenues	13,381	12,975

COST OF REVENUES:
Dietary supplements	7,140	7,400
Pharmaceutical and functional food ingredients	2,106	1,331
Technical services	1,416	1,684
Total cost of revenues	10,662	10,415
GROSS PROFIT	2,719	2,560

OPERATING EXPENSES:
New product development	469	671
Sales and marketing	611	596
General and administrative	1,457	1,843

Total operating expenses	2,537	3,110

INCOME (LOSS) FROM OPERATIONS	182	(550)

INTEREST EXPENSE	(568)	(331)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT AND DISCONTINUED OPERATIONS	(386)	(881)

INCOME TAX BENEFIT	201	105
LOSS FROM CONTINUING OPERATIONS AND BEFORE DISCONTINUED OPERATIONS	(185)	(776)

DISCONTINUED OPERATIONS:
Income from operations of discontinued Shuster component, net of income tax of $201 and $105	302	158

NET INCOME (LOSS)	$117	$(618)

INCOME (LOSS) PER SHARE BASIC AND DILUTED
Continuing operations	$(0.03)	$(0.15)
Discontinued operations	0.05	0.03
Net income (loss)	$0.02	$(0.12)

HAUSER, INC

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2002	March 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25	$452
Accounts receivable, less allowance for doubtful accounts:
June 30, 2002, $848; March 31, 2002, $824	8,632	7,620
Inventory, at lower of cost or market	7,005	7,513
Prepaid expenses and other	853	801
Current assets of business held for sale	2,879	2,197
Total current assets	19,394	18,583
PROPERTY AND EQUIPMENT:
Land and buildings	6,160	6,160
Laboratory and processing equipment	9,861	9,736
Furniture and fixtures	1,870	1,672
Total property and equipment	17,891	17,568

Accumulated depreciation and amortization	(9,896)	(9,669)
Net property and equipment	7,995	7,899
OTHER ASSETS:
Deposits and other	494	845
Non-current assets of business held for sale	4,772	4,638
	$32,655	$31,965

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Checks outstanding	$1,205	$-
Accounts payable	4,640	3,185
Current portion of long-term debt	15,467	16,455
Note payable to related party	2,852	2,823
Accrued salaries and benefits	1,243	1,377
Customer deposits	297	461
Accrued exit costs	162	251
Amount due to related party	2,660	2,946
Other current liabilities	1,841	2,498
Liabilities of business held for sale	948	789
Total current liabilities	31,315	30,785

LONG-TERM DEBT	-	-

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 20,000,000 shares authorized; shares issued and outstanding; June 30, 2002, 5,976,749; March 31, 2002, 5,871,493	6	6
Additional paid-in capital	95,182	95,139
Warrants	1,133	1,133
Accumulated deficit	(94,981)	(95,098)
	1,340	1,180
	$32,655	$31,965

See notes to consolidated financial statements.

HAUSER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	(UNAUDITED)
	Three months ended June 30,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$1,183	$296

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(323)	(22)
Net investing activities of discontinued operations	(301)	(40)
Net cash used in investing activities	(624)	(62)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank line of credit	(984)	-
Repayments of long-term debt	(5)	(66)
Proceeds from issuance of common stock	3	1
Net cash used in financing activities	(986)	(65)

Net (decrease) increase in cash and cash equivalents	(427)	169

Cash and cash equivalents, beginning of period	452	616

Cash and cash equivalents, end of period	$25	$785

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$192	$470

See notes to consolidated financial statements.

HAUSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2002 AND MARCH 31, 2002 AND FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)

1.              BUSINESS ORGANIZATION

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

The Company has experienced significant losses from operations.  In fiscal year 2002, a major factor in the operating loss was the $2,884,000 restructuring charge which was recorded, primarily due to costs of contractual severance and facilities consolidation.  The operating losses in fiscal years ended 2001 and 2000 resulted from a worldwide oversupply of dietary supplement products coupled with high fixed costs.  The Company has substantially reduced costs, increased manufacturing efficiencies, consolidated operations, restructured administrative activities and reduced operating assets.  Beginning in 2002, the Company began divesting its ownership of its wholly owned subsidiary Hauser Technical Services, Inc. (“HTS”).  In February 2002, the Company sold the Hauser Laboratories division of HTS.  The proceeds from the sale of Hauser Laboratories were used to reduce the Company’s bank debt.  The Company is currently seeking potential buyers for the Shuster Laboratories division of HTS (“Shuster”), which is being presented as a discontinued operation pursuant to SFAS No. 144.  If a sale of Shuster is consummated, the Company expects to use the proceeds to further reduce the Company’s bank debt.

In April and June 2002, the Company defaulted under the Company’s Amended and Restated Credit Agreement (the “Amended Credit Facility”), which it entered into with Wells Fargo Bank, N.A. (“Wells Fargo”) on December 7, 2001.  The defaults occurred because the Company failed to make $1.9 million of a $3.0 million payment on April 30, 2002, as required by the term note, and was not in compliance with its cash flow covenant for the quarter ending June 30, 2002.  On June 25, 2002, in consideration of a waiver by Wells Fargo of these events of default, the Company amended the terms of the Amended Credit Facility (the “Amendment”).  Pursuant to the Amendment, both the term note and the revolving line of credit will mature on August 31, 2002.  Specifically, the Amendment extends the maturity date of the term note from June 30, 2002 to August 31, 2002 and amends the maturity date of the revolving line of credit from August 31, 2003 to August 31, 2002.  The Company is engaged in discussions, including discussions regarding the sale of Shuster, which could result in the Company obtaining funds to pay the outstanding loans to

Wells Fargo in August 2002 and permit the Company to obtain a new line of credit to finance operations.  There can be no assurance that the requisite funds will be obtained.  Arthur Andersen LLP, the former auditors for the Company, issued a modified opinion in connection with the audit of the fiscal year March 31, 2002, which stated that there is a substantial doubt about the ability of the Company to continue as a going concern.  See “Report of Independent Public Accountants” in the Company’s Report on Form 10-K for the fiscal year ended March 31, 2002 .

2.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of June 30, 2002, and the results of its operations and its cash flows for the three month periods ended June 30, 2002 and 2001. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  Certain fiscal 2002 amounts have been reclassified to conform to the fiscal 2003 presentation.

Principles of Consolidation  –  The consolidated financial statements include those of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates  –  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the carrying amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements. Actual results could differ from those estimates.

Earnings per Share  –  The Company calculates basic earnings (loss) per share by dividing the net earnings or loss by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is determined by dividing the net earnings or loss by the sum of (1) the weighted average number of common shares outstanding and (2) if not antidilutive, the effect of outstanding warrants and stock options determined utilizing the treasury stock method. For the three months ended June 30, 2002 and 2001, options and warrants totaling 2,059,826 and 1,194,196, respectively, were excluded from the calculation of diluted loss per share since the result would have been antidilutive.

Concentration of Credit Risk  –   The Company is exposed to credit risk from its cash and cash equivalents and  trade receivables. The Company’s policy is to place cash and cash equivalents in financial institutions it believes to be financially sound, however amounts deposited may exceed balances federally insured by the U.S. Government. The Company generally grants credit to its customers without collateral. The Company’s creditors are concentrated in the food processing, dietary supplement and pharmaceutical industries. During the three months ended June 30, 2002 and 2001, no customer accounted for more than 10% of the Company’s revenues.

Income Taxes  –  The Company paid no income taxes for the quarters ended June 30, 2002 and 2001.

3.     INVENTORIES

Inventories, at cost, are classified as follows:

	June 30, 2002	March 31, 2002

Raw materials	$520	$775
Work in process	387	455
Finished goods	6,098	6,283
	$7,005	$7,513

4.              DEBT

Notes payable and long-term debt consisted of the following:

	June 30, 2002	March 31, 2002
Revolving line of credit	$8,946	$9,890
Bank term note	6,509	6,549
Subordinated note payable	2,852	2,823
Capital leases	12	16
Total	18,319	19,278
Less: current portion	18,319	19,278
Long-term debt	$—	$—

The Company paid $192,000 and $470,000 in interest for the quarters ended June 30, 2002 and 2001, respectively.

Bank Facility  –  On December 7, 2001, the Company entered into the Amended Credit Facility with Wells Fargo, which was scheduled to expire in August 2003. This agreement provided for a total credit facility of $18.6 million comprised of a revolving line of credit of $10.75 million, subject to borrowing base limitations, bearing interest at 2% over prime (6.75% at June 30, 2002), and a $7.8 million term note with monthly principal and interest payments of $20,000 and additional principal payments of $3.0 million and $4.7 million due on April 30, 2002 and June 30, 2002, respectively. The Company paid $1.1 million of the $3.0 million due on April 30, 2002, with proceeds from the sale of the Hauser Laboratories division.  The term note bears interest at 3% over prime and had a final maturity of June 30, 2002.  Upon final repayment of the term note, the interest rate on the line of credit was scheduled to decrease to 1% over prime.  The

Amended Credit Facility is collateralized by all of the Company’s assets.  The borrowing base is comprised of 80% and 50% of eligible accounts receivable and inventory, respectively, and totaled $12,414,000 at June 30, 2002.

In April and June 2002, the Company defaulted under the Amended Credit Facility.  The defaults occurred because the Company failed to make $1.9 million of the $3.0 million payment due on April 30, 2002, as required by the term note, and was not in compliance with its cash flow covenant for the quarter ending June 30, 2002.  On June 25, 2002, in consideration of a waiver by Wells Fargo of these events of default, the Company entered into the Amendment, pursuant to which, both the term note and the revolving line of credit will mature on August 31, 2002.  Specifically, the Amendment extends the maturity date of the term note from June 30, 2002 to August 31, 2002 and amends the maturity date of the revolving line of credit from August 31, 2003 to August 31, 2002.  The Company is engaged in discussions, including regarding the sale of Shuster, which could result in the Company obtaining funds to pay the outstanding loans to Wells Fargo in August 2002 and permit the Company to obtain a new line of credit to finance operations. As of June 30, 2002, Shuster is being presented as a discontinued operation, as the Company adopted a plan to sell this division.  There can be no assurance that the requisite funds will be obtained.  These circumstances raise substantial doubt about the ability of the Company to continue as a going concern.

As a condition to Wells Fargo entering into the Amended Credit Facility with the Company and further as a condition of Wells Fargo entering into an amended and restated credit agreement with Zuellig Botanicals, Inc., a significant shareholder of the Company (“ZBI”), Wells Fargo had required that a fee be paid to Wells Fargo in the amount of $779,000 (the “Fee”).  Initially, Wells Fargo had stated that as further consideration for entering into the Amended Credit Facility, the Company must issue to Wells Fargo a warrant  to purchase 865,630 shares of the Company’s Common Stock, representing approximately 12.5% of the Company’s Common Stock on a fully diluted basis, at an exercise price of $0.01 per share, which would expire eight years after issuance.  Wells Fargo subsequently stated that it would accept the Fee in lieu of the Warrant, provided  that the Fee was paid by a party other than the Company.  Wells Fargo would not permit the Company to reduce its working capital by paying the Fee.  Zatpack, Inc., an international business company organized under the laws of the British Virgin Islands and a significant shareholder of the Company (“Zatpack”), agreed to pay the Fee.  The Company, as consideration for such payment, issued the Warrant to Zatpack.  Zatpack caused ZBI to forgive $247,000 of payables due from the Company for its share of the debt issuance costs. As a result, the Company recorded debt issuance costs of $532,000 in the year ended March 31, 2002.  The debt issuance costs will be amortized to interest expense on a straight-line basis over the term of the Amended Credit Facility, through August 2002.

In October 2000, as a condition to Wells Fargo entering into an amendment to the Company’s former credit facility with Wells Fargo, the Company sold a $3.0 million subordinated promissory note (the “Zatpack Note”) to Zatpack. The Zatpack Note is subordinate to the Amended Credit Facility, accrues interest at a rate of 6.5%, requires no principal or interest payments until its maturity date of October 2003, and has five-year warrants attached.  The warrants permit Zatpack to purchase 992,789 shares of Hauser’s Common Stock at a price of approximately $0.5855 per share.  Approximately $2.0 million of the proceeds of the sale of the Zatpack Note were used to pay down the former line of credit.

The Company has recorded a discount of $354,000 in connection with the warrants attached to the Zatpack Note.  The discount is being amortized to interest expense on a straight-line basis over the term of the Zatpack Note, through September 2003. In connection with the amortization of the discount, interest expense of $29,000 was recorded during each of the three month periods ended June 30, 2002 and 2001.

5.             STOCKHOLDERS’ EQUITY

In April 2002, the Board of Directors approved a grant of shares of its Common Stock (the “2002 Restricted Stock”) to certain of its key employees.  The Company expects to issue up to 150,000 shares to such employees at no cost to the employee, of which 100,000 shares were issued on July 2, 2002.  If, prior to May 31, 2005 (the “2002 Restricted Period”), any of the recipients of the 2002 Restricted Stock cease to be an employee of the Company for any reason, other than due to the death or permanent disability of the recipient, the 2002 Restricted Stock will be forfeited to the Company.  The 2002 Restricted Stock becomes fully vested and the restrictions imposed thereon lapse on the earlier of the 2002 Restricted Period or the death of the recipient.  The Company may elect to waive such forfeitures.

6.             DISCONTINUED OPERATION

In its effort to obtain funds to pay the outstanding Wells Fargo loans due August 31, 2002, the Company adopted a plan to sell a division of a business segment. The Company is currently involved in discussions with parties regarding the sale of the Shuster, a division of its Technical Services business segment.  In accordance with SFAS No. 144, Shuster has been classified as an entity “held for sale” and therefore treated as a discontinued operation for accounting purposes.  See Note 9, Recently Issued Accounting Standards.  Shuster’s revenue, reported in discontinued operations for the three months ended June 30, 2002 and 2001 were $3,011,000 and $2,775,000, respectively.  Shuster’s pretax income, reported in discontinued operations for the three months ended June 30, 2002 and 2001 were $503,000 and $263,000, respectively.  The statement of operations for the three months ended June 30, 2001 has been restated to present the operations of Shuster as a discontinued operation.

The assets and liabilities of the discontinued operation are presented separately under the captions “Current assets of business held for sale,” “Non-current assets of business held for sale” and “Liabilities of business held for sale,” respectively, in the accompanying balance sheets at June 30, 2002 and March 31, 2002, and consist of the following:

	June 30, 2002	March 31, 2002
Current assets of business held for sale
Accounts Receivable	2,805	2,087
Prepaid expenses and other	74	110
	2,879	2,197

Non-current assets of business held for sale
Property and equipment, net	3,709	3,576
Deposits and other	337	336
Goodwill	726	726
	4,772	4,638

Liabilities of Business held for sale
Accounts payable	454	233
Accrued liabilties	436	474
Customer deposits	58	82
	948	789

7.     RELATED PARTY TRANSACTIONS AND OTHER

The Company and ZBI, a wholly owned subsidiary of Zuellig Group N.A., Inc. (“ZGNA”), a seller of bulk raw materials in the form of powders or similar processed products, are parties to an agreement dated June 11, 1999, under which certain personnel and facilities costs of the Company are shared approximately one-third by ZBI. Under the agreement, ZBI purchases certain inventory, disburses all amounts for shared services, and receives reimbursement from the Company for amounts disbursed on its behalf.  The Company also purchases raw materials from ZBI.  The net amounts owed to ZBI under these agreements totaled $2,660,000 and $2,946,000 at June 30, 2002 and March 31, 2002, respectively.  For the three months ended June 30, 2002 and 2001, the amounts recorded as costs and expenses for inventory, personnel and facilities by the Company under this arrangement totaled $2,202,000 and $3,135,000, respectively.  These amounts are included with cost of sales and operating expenses in the accompanying consolidated statements of operations.

In addition, the Company sells natural product raw materials to ZBI.  During the three months ended June 30, 2002 and 2001, sales to ZBI totaled $5,000 and $387,000, respectively. The related trade accounts receivable due from ZBI were $5,000 and $4,000 at June 30, 2002 and March 31, 2001, respectively.

On August 6, 2002, the Company and Kenneth C. Cleveland, the President and Chief Executive Officer of the Company, entered into Amendment No. 2 to Agreement to Provide Services (the

“Services Agreement Amendment”).  The Services Agreement Amendment further amended the terms of the Agreement to Provide Services, dated as of August 1, 2000, between the Company, Kenneth Cleveland Associates, Inc. and Kenneth C. Cleveland, as amended by Amendment No. 1 to Agreement to Provide Services, dated as of July 12, 2001.  The Services Agreement Amendment requires Mr. Cleveland to use $50,000 of his fiscal year ended 2002 bonus of $100,000 to purchase shares of the Company’s Common Stock at $0.26 per share, the price of the Company’s Common Stock at the close of trading on June 28, 2002.  Such shares will not be subject to forfeiture in the event Mr. Cleveland ceases to be employed by the Company.

8.     OPERATING SEGMENTS

The Company’s three business segments are: Dietary Supplements, Technical Services, and Pharmaceutical and Functional Food Ingredients, each having a separate management team and infrastructure offering different products and services, and utilizing different marketing strategies to customers.  Selected financial information from the Company’s business segments are as follows:

	Three Months Ended June 30, 2002
	Dietary Supplements	Pharmaceutical and Functional Food Ingredients	Technical Services	Corporate	Total
Revenues	$8,905	$2,458	$2,018	$—	$13,381
Gross profit	1,765	352	602	—	2,719
Income (loss) from continuing operations before income taxes and discontinued operations	(39)	(137)	382	(592)	(386)
Income from discontinued operation	—	—	302	—	302
Net income (loss)	$(39)	$(137)	$684	$(391)	$117

	Three Months Ended June 30, 2001
	Dietary Supplements	Pharmaceutical and Functional Food Ingredients	Technical Services	Corporate	Total
Revenues	$9,411	$1,606	$1,958	$—	$12,975
Gross profit	2,011	275	274	—	2,560
Income (loss) from continuing operations before income taxes and discontinued operations	65	(166)	(188)	(592)	(881)
Income from discontinued operation	—	—	158	—	158
Net income (loss)	$65	$(166)	$(30)	$(487)	$(618)

9.     RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS No. 141 and 142.  –  In June 2001, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These statements prohibit pooling-of-interests accounting for transactions initiated after June 30, 2001, require the use of the purchase method of accounting for all combinations after June 30, 2001, and establish new standards for accounting for goodwill and other intangibles acquired in business combinations. Goodwill will continue to be recognized as an asset, but will not be amortized as previously required by APB No. 17, “Intangible Assets.” Certain other intangible assets with indefinite lives, if present, may also not be amortized. Instead, goodwill and other intangible assets with indefinite lives will be subject to periodic (at least annual) tests for impairment, and recognition of impairment losses in the future could be required based on a new fair value-based methodology for measuring impairments prescribed by these pronouncements. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized. The Company does not believe the initial application of these new impairment tests will have a material impact on its financial statements. The Company has goodwill with a carrying value of $726,000 at April 1, 2002, all of which has been assigned to discontinued operations.  For the three months ended June 30, 2001, reported net loss and net loss per share from continuing operations would have been unchanged after excluding goodwill amortization, as the goodwill is included in discontinued operations.  Net loss and net loss per share after excluding goodwill amortization of $55,000 and $0.01 per share would have been $563,000 and $0.11, respectively.

SFAS No. 143.  –  In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost.  This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.  SFAS No. 143 is not expected to have a material effect on the Company’s financial position.

SFAS No. 144.  –  In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of.  This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 144 effective with its fiscal year beginning April 1, 2002.  Accordingly, Shuster, a component of the Technical Services business segment, is being presented as a discontinued operation, as discussed in Note 6 above.

SFAS No. 145.  –  In April 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  A principal effect will be the prospective characterization of gains and losses from debt extinguishments used as part of an entity’s risk management strategy.  Under SFAS No. 4, all gains and losses from early extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  SFAS No. 145 eliminates SFAS No. 4.  As a result, most gains and losses from extinguishment of debt will not be classified as extraordinary items unless they meet much more narrow criteria in APB Opinion No. 30.  SFAS No. 145 may be adopted early, but is otherwise effective for fiscal years beginning after May 15, 2002, and must be adopted with retroactive effect. SFAS No. 145 is not expected to have a material effect on the Company’s financial statements.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company operates in three business segments: Dietary Supplements, Technical Services, and  Pharmaceutical and Functional Food Ingredients.

RESULTS OF CONTINUING OPERATIONS

The following discussion of results of operations is based on a comparison of operating results for the first quarter ended June 30, 2002 and the first quarter ended June 30, 2001.    This information is unaudited.

REVENUES.  Dietary Supplements revenues decreased $506,000, or 5.4%, to $8,905,000 in the first quarter of fiscal 2003 from $9,411,000 in the first quarter of fiscal 2002.  Dietary Supplements revenues represented 66.5% of the Company’s total revenues in the first quarter of fiscal 2003, compared with 72.5% in the first quarter of fiscal 2002, as some plant capacity used in the three months ended June 30, 2001 for the manufacture of dietary supplements was used in the three months ended June 30, 2002 for functional food ingredients.   Pharmaceutical and Functional Food Ingredients increased $852,000, or 53.1%, to $2,458,000 in the first quarter of fiscal 2003 from $1,606,000 in the first quarter of fiscal 2002.  Of the increase in revenue of this segment, $527,000 and $325,000 were attributable to sales of functional food ingredients and active pharmaceutical ingredients, respectively, principally due to volume increases.  Pharmaceutical and Functional Food Ingredients revenues represented 18.4% of the Company’s total revenues in the first quarter of fiscal 2003, compared with 12.4% in the first quarter of fiscal 2002.  Technical Services revenues increased $60,000, or 3.1%, to $2,018,000 in the first quarter of fiscal 2003 from $1,958,000 in the first quarter of fiscal 2002.  Technical Services revenues represented 15.1% of the Company’s total revenues in the first quarter of fiscal 2003, the same percentage of total revenues experienced in the first quarter of fiscal 2002.

GROSS PROFIT.  Gross profit increased $159,000, or 6.2%, to $2,719,000 in the first quarter of fiscal 2003 from $2,560,000 in the first quarter of fiscal 2002.  Gross profit as a percentage of revenue increased to 20.3% in the first quarter of fiscal 2003 from 19.7% in the first quarter of fiscal 2002.  Improvements in the Technical Services segment, the ability of the Company to acquire inventory at lower average costs, and a favorable mix of sales of more profitable products is responsible for the increase.

NEW PRODUCT DEVELOPMENT.  New Product Development (formerly described as Research and Development) spending decreased $202,000, or 30.1%, to $469,000 during the first quarter of fiscal 2003 from $671,000 in the first quarter of fiscal 2002.  This decrease was due to reduced use of outside consultants in the Company’s effort toward developing proprietary, clinically supported natural extract products.  As a percentage of revenues, new product development costs decreased from 5.2% to 3.5% of revenues between periods.

SALES AND MARKETING.  Sales and Marketing expenses increased $15,000, or 2.5%, to $611,000 in the first quarter of fiscal 2003 from $596,000 during the first quarter of fiscal 2002.   As a percentage of revenues, sales and marketing costs remained steady at 4.6% of revenues.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and Administrative (“G&A”) expenses decreased by $386,000, or 20.9%, to $1,457,000 during the first quarter of fiscal 2003 from $1,843,000 during the first quarter of fiscal 2002.  As a percentage of revenues, G&A costs decreased from 14.2% to 10.9% of revenues between periods.  This decrease is due to cost reduction initiatives and consolidation of functions, including a reduction of two senior executive positions for a savings of $125,000 for the three months ended June 30, 2002 compared with the three months ended June 30, 2001..

INTEREST EXPENSE.  Interest expense increased $237,000 to $568,000 during the first quarter of fiscal 2003 from $331,000 in the first quarter of fiscal 2002.  Primarily due to a non-cash expense of $239,000 representing an acceleration of the amortization to expense of the prepaid Wells Fargo financing fee recorded in conjunction with the Amended Credit Facility.  The June 2002 Amendment to the Amended Credit Facility reduced the term of the Amended Credit Facility by one year, resulting in the recognition of this additional expense.

OPERATING RESULTS.  Income from operations in the first quarter ended June 30, 2002 was $182,000, compared to a loss from operations of $550,000 in the first quarter of fiscal 2002.  The $732,000 improvement from operating loss to operating income is due to the factors discussed above.  Loss from continuing operations decreased by $591,000 to $185,000 in the first quarter ended June 30, 2002, from $776,000 loss in the first quarter ended  June 30, 2001.  Including the effect of the discontinued Shuster operation discussed below, income for the three months ended June 30, 2002 was $117,000, compared to a loss of $618,000 in the three months ended June 30, 2001.

RESULTS OF DISCONTINUED OPERATION

In its effort to obtain funds to pay the outstanding Wells Fargo loans due August 31, 2002, the Company adopted a plan to sell a division of a business segment. The Company is currently involved in discussions with parties regarding the sale of Shuster, which is being presented as a discontinued operation pursuant to SFAS No. 144.  See Note 9 to the Notes to Consolidated Financial Statements.  Shuster revenues in the three month periods ended June 30, 2002 and 2001 were $3,011,000 and $2,775,000, respectively.  For the three month periods ended June 30, 2002 and 2001, the income before tax of the discontinued operation were $503,000 and

$263,000, respectively. The net income of the discontinued operation for the three months ended June 30, 2002 and 2001 were $302,000 and $158,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Total cash and cash equivalents were $25,000 at June 30, 2002, compared to $452,000 at March 31, 2002. Reflecting the Company’s use of zero balance banking arrangements for its cash and bank loan, “Checks written against future deposits” totaled $1,205,000 .  The Company’s primary cash needs are for operations, working capital and capital expenditures.

Cash provided by operating activities for the quarter ended June 30, 2002 was $1,158,000. This amount is comprised primarily of net income of $117,000, together with depreciation of $396,000, and changes in working capital of $645,000.

Cash used in investing activities is comprised of capital expenditures of $624,000.

In April and June 2002, the Company defaulted under the Amended Credit Facility, which it entered into with Wells Fargo on December 7, 2001.  The defaults occurred because the Company failed to make $1.9 million of a $3.0 million payment on April 30, 2002, as required by the term note, and was not in compliance with its cash flow covenant for the quarter ending June 30, 2002.  On June 25, 2002, in consideration of a waiver by Wells Fargo of these events of default, the Company entered into the Amendment.  Pursuant to the Amendment, both the term note and the revolving line of credit will mature on August 31, 2002.  Specifically, the Amendment extends the maturity date of the term note from June 30, 2002 to August 31, 2002 and amends the maturity date of the revolving line of credit from August 31, 2003 to August 31, 2002.   The Company is engaged in discussions, including regarding the sale of Shuster, which could result in the Company obtaining funds to pay the outstanding loans to Wells Fargo in August 2002 and permit the Company to obtain a new line of credit to finance operations.  (Shuster is being presented as a discontinued operation.)  There can be no assurance that the requisite funds will be obtained.  Arthur Andersen LLP, former auditors for the Company, issued a modified opinion in connection with their audit for the fiscal year March 31, 2002, which stated that there is a substantial doubt about the ability of the Company to continue as a going concern.  See “Report of Independent Public Accountants” in the Company’s Report on Form 10-K for the fiscal year ended March 31, 2002.

WORKING CAPITAL. Working capital as of June 30, 2002 was $(11,921,000) as compared to $(12,202,000) as of March 31, 2002.

INCOME TAXES.  The Company’s net deferred income taxes had a net zero balance at June 30, 2002. Additionally, as of June 30, 2002, the Company had a valuation allowance of approximately $25,000,000.  Included in gross deferred tax assets at June 30, 2002, are federal and state net operating loss carryforwards of approximately $68,000,000 and $72,000,000 respectively, income tax credits of approximately $728,000 and alternative minimum tax credits of approximately $1,500,000.  Although the deferred income taxes have been fully reserved, the reserve may be reversed and a related benefit recorded in the future when and if the assets are deemed realizable.

BACKLOG. Backlog of unfilled sales orders was $4,249,000 as of June 30, 2002, compared to $6,542,000 as of March 31, 2002. Backlog consists of unfilled sales orders for Dietary Supplements, Pharmaceutical and Functional Food Ingredients and Technical Services.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk.

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of changes in United States interest rates. These exposures are directly related to the Company’s fixed and variable rate borrowings used to fund its operations. Additionally, the Company is exposed to market risk because of market price reductions for botanical raw materials and extracts.  The Company performs ongoing evaluations regarding the net realizable value of inventory and writes down such inventory as appropriate.  Historically and as of June 30, 2002, the Company has not used derivative instruments or engaged in hedging activities.

With respect to the Company’s Amended Credit Facility, the interest payable on the Company’s revolving line of credit and term note with Wells Fargo are variable based on the prime rate, and are therefore affected by changes in market interest rates. At June 30, 2002, $8,946,000 was outstanding under the revolving line of credit with an interest rate of 6.75%, while $6,509,000 was outstanding under the term note with an interest rate of 7.75%.    In April and June 2002, the Company defaulted under its  Amended Credit Facility.  On June 25, 2002, in consideration of a waiver by Wells Fargo of these events of default, the Company entered into the Amendment. Pursuant to the Amendment, both the term note and the revolving line of credit will mature on August 31, 2002. The Company is engaged in discussions, including regarding the sale of Shuster, which could result in the Company obtaining funds to pay the outstanding loans to Wells Fargo in August 2002 and permit the Company to obtain a new line of credit to finance operations.  As of June 30, 2002, Shuster is being presented as a discontinued operation, as the Company adopted a plan to sell this division.  There can be no assurance that the requisite funds will be obtained.  However, if obtained, the new borrowing arrangements may be at interest rates substantially higher than the Company’s current facility.  For example, if the interest rate on the Company’s revolving line of credit and term loan had been 2% higher for the three months ended June 30, 2002, the Company would have incurred additional interest expense of approximately $80,000, with an associated $0.01 decrease in the per share earnings for the three months. Therefore, the Company’s exposure to changes in interest rates will be significant until such time as its operating results permit it greater access to other lenders and lending instruments on terms equivalent to those available under the Amended Credit Facility.

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

PART 2.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Reference is made to the Company’s Report on Form 10-K for the period ended March 31, 2002.

Item 2.  Changes in Securities.

In April 2002, the Board of Directors approved a grant of shares of its Common Stock (the “2002 Restricted Stock”) to certain of its key employees.  The Company expects to issue up to 150,000 shares to such employees at no cost to the employee, of which 100,000 shares were issued on July 2, 2002.  If, prior to May 31, 2005 (the “2002 Restricted Period”), any of the recipients of the 2002 Restricted Stock cease to be an employee of the Company for any reason, other than due to the death or permanent disability of the recipient, the 2002 Restricted Stock will be forfeited to the Company.  The 2002 Restricted Stock becomes fully vested and the restrictions imposed thereon lapse on the earlier of the 2002 Restricted Period or the death of the recipient.  The Company may elect to waive such forfeitures.

As a condition to the issuance of 2002 Restricted Stock grant, the recipients were required to make an 83(b) election with the Internal Revenue Service.  Making an 83(b) election permits each recipient to include the value of stock received as taxable income for the recipient’s current tax year.  The Company has agreed to make a cash payment to each of the recipients equal to the amount necessary to pay tax liabilities resulting from the 83(b) election and the additional tax liability from such payment.  The cost of the restricted stock issued and the related payment to cover tax liability will be recognized evenly as expense over the period from issuance until it is fully vested.

The issuance of the 2002 Restricted Stock was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) or because such issuance was not a sale within the meaning of the Securities Act.  No underwriters were involved in these transactions.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.      Other Information.

On August 6, 2002, the Company and Kenneth C. Cleveland, the President and Chief Executive Officer of the Company, entered into the Services Agreement Amendment, which further amended the terms of the Agreement to Provide Services, dated as of August 1, 2000, between the Company, Kenneth Cleveland Associates, Inc. and Kenneth C. Cleveland, as amended by Amendment No. 1 to Agreement to Provide Services, dated as of July 12, 2001.  The Services Agreement Amendment requires Mr. Cleveland to use $50,000 of his fiscal year ended 2002 bonus of $100,000 to purchase shares of the Company’s Common Stock at $0.26 per share, the price of the Company’s Common Stock at the close of trading on June 28, 2002.  Such shares will not be subject to forfeiture in the event Mr. Cleveland ceases to be employed by the Company.

Item 6.  Exhibits and Reports on Form 8-K.

(a)              Exhibits

10.1

Waiver and Amendment to Amended and Restated Credit Agreement, dated as of June 25, 2002, by and among Hauser, Inc., Hauser Technical Services, Inc., Botanicals International Extracts, Inc., Zetapharm, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on July 1, 2002).

10.2	Term Note, dated June 25, 2002 (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed on July 1, 2002).

10.3	Revolving Credit Note, dated June 25, 2002 (Incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed on July 1, 2002).

10.4	Amendment No. 2 to Agreement to Provide Services, dated as of August 6, 2002, by and among Hauser, Inc., Kenneth Cleveland Associates, Inc. and Kenneth C. Cleveland.

99.1	Certification of Kenneth C. Cleveland, Chief Executive Officer of Hauser, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Thomas W. Hanlon, Chief Financial Officer of Hauser, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Company’s Report on Form 10-K for the period ended March 31, 2002.

(b)                                 Reports on Form 8-K

A current report on Form 8-K was filed by the Company on July 1, 2002, reporting that in April and June 2002, the Company defaulted under its Amended and Restated Credit Agreement with Wells Fargo Bank, N.A., dated as of December 7, 2001.  The Form 8-K also reported that on June 25, 2002, in consideration of a waiver by Wells Fargo of these events of default, the Company entered into an amendment with Wells Fargo which, among other things, amended the maturity date of both the term note and the revolving line of credit existing under the Amended and Restated Credit Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAUSER, INC.

Date: August 14, 2002	/s/ Kenneth C. Cleveland
Kenneth C. Cleveland
Chief Executive Officer

Date: August 14, 2002	/s/ Thomas W. Hanlon
Thomas W. Hanlon
Chief Financial Officer