Form 10-K/A
period 2002-03-31
HAUSER INC
filed 2002-11-12
CIK 773723

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                   FORM 10-K/A
                                (Amendment No. 1)

                             ANNUAL REPORT PURSUANT
          TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED MARCH 31, 2002             COMMISSION FILE NO. 0-17174
                                                                         -------

                                  HAUSER, INC.
             (Exact name of Registrant as specified in its charter)


             Delaware                                       84-0926801
----------------------------------------               -------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification Number)


     20710 S. Alameda Street
     Long Beach, CA 90810-1107                                   90810
----------------------------------------              --------------------------
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

                             ----------------------

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

                         $1,437,033 as of June 10, 2002

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


    Common Stock, $.001 par value                          6,077,299
   -------------------------------             ------------------------------
              Class                             Outstanding at June 10, 2002

                                 PORTION AMENDED

         Hauser, Inc. (the "Company"), in accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), hereby amends its Annual Report on Form 10-K for the year ended March 31, 2002 as filed with the Securities and Exchange Commission on June 28, 2002 (the "Original Form 10-K"). Pursuant to this Form 10-K/A, the Company hereby (i) amends and restates in its entirety the "Equity Compensation Plan Information" contained in Part III
- Item 11 "Executive Compensation" of the Company's Original Form 10-K; and (ii) amends and restates in its entirety the information contained in Item 12. "Security Ownership of Certain Beneficial Owners and Management" of the Company's Original Form 10-K. This Form 10-K/A should be read together with the Original Form 10-K.

                                    PART III

ITEM 11.  EXECUTIVE COMPENSATION

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information as of March 31, 2002 with respect to the Company's equity compensation plans under which equity securities of the Company are authorized for issuance.


----------------------------------------------------------------------------------------------------------------------
Plan category                   (a)  Number of securities    (b)  Weighted average        (c)  Number of securities
                                to be issued upon exercise   exercise price of            remaining available for
                                of outstanding options,      outstanding options,         future issuance under
                                warrants and rights          warrants and rights          equity compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column (a))
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans                       121,832                   $10.57                        287,824(1)
approved by security holders
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans not                100,000(2)                    $0.37                                 0
approved by security holders
----------------------------------------------------------------------------------------------------------------------
Total                                           221,832                    $5.97                           287,824
----------------------------------------------------------------------------------------------------------------------

-----------

(1) Includes 151,239 shares of common stock available as of March 31, 2002 under the Company's 1999 Stock Incentive Plan which may be granted to members of the Board of Directors who are not also employees of the Company or a subsidiary in lieu of cash compensation for their services as members of the Board of Directors.

(2) In February 2001, the Board of Directors of the Company approved the sale of 100,000 shares of its Common Stock to Kenneth C. Cleveland for $0.37 per share. As of March 31, 2002, Mr. Cleveland had not purchased these shares.

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

                                                                     Amount and Nature of
Name and Address of Beneficial Owner                               Beneficial Ownership(1)       Percent of Class
------------------------------------                               -----------------------       ----------------

Directors:
---------
Kenneth C. Cleveland (2)(3) ..................................              107,500                    1.7%
Robert F. Saydah (4) .........................................              104,423                    1.7%
Herbert Elish (5) ............................................              198,195                    3.3%
James R. Mellor (6) ..........................................              101,381                    1.7%
Harvey L. Sperry (7) .........................................              198,882                    3.3%

Named Executive Officers:
------------------------
Thomas W. Hanlon (8) .........................................               38,000                     *
Peter Hafermann (9) ..........................................               50,000                     *
Dieter W. Luelsdorf (10) .....................................               50,000                     *
Philip H. Katz (11) ..........................................                4,424                     *

Directors and Executive
Officers as a Group:  12 persons..............................              934,466                   15.1%
-------------------

5% Shareholders:
---------------
Zatpack, Inc. (12)(13)........................................            3,186,215                   45.1%
Zuellig Group N.A., Inc. (14)(15).............................            2,193,426                   36.1%
Zuellig Botanicals, Inc. (16).................................            1,204,955                   19.8%

--------------------
*   Indicates less than 1%

    (1) Includes the following number of shares which could be acquired within 60 days through the exercise of stock options and rights to acquire shares: Mr. Cleveland, 100,000; Mr. Saydah, 3,042; Mr. Katz, 3,174; and all directors and officers as a group, 107,877.

    (2) Includes 100,000 shares of Common Stock as to which the Board of Directors of the Company, in February 2001, approved for sale to Mr. Cleveland at $0.37 per share. As of June 10, 2002, Mr. Cleveland had not purchased these shares.

    (3) Mr. Cleveland's address is 20710 South Alameda Street, Long Beach, CA 90810.

    (4)   Mr. Saydah's address is 2493 Biltmore Drive, Alamo, CA 94507.

    (5)   Mr. Elish's address is 4400 Forbes Avenue, Pittsburgh, PA 15231.

    (6)   Mr. Mellor's address is 32161 South Coast Highway, Laguna Beach, CA
          92651.

    (7)   Mr. Sperry's address is 787 Seventh Avenue, New York, NY 10019.

    (8)   Mr. Hanlon's address is 20710 South Alameda Street, Long Beach, CA
          90810.

    (9) Mr. Hafermann's address is 20710 South Alameda Street, Long Beach, CA 90810.

   (10)   Mr. Luelsdorf's address is 28 Inningwood Road, Ossining, NY 10562.

   (11)   Mr. Katz's address is 85 John Road, Canton, MA 02021.

   (12) Includes immediately exercisable five-year warrants to purchase 992,789 shares, 988,471 shares owned by Zuellig Group N.A., Inc., a Delaware corporation ("ZGNA"), and 1,204,955 shares owned by Zuellig Botanicals, Inc., a Delaware corporation ("ZBI"). Zatpack, Inc., an international business company organized under the laws of the British Virgin Islands ("Zatpack") has 100 shares of common stock issued and outstanding, which is divided into the following three classes: 49 shares of Zatpack Class A common stock are held by the Stephen Zuellig Issue Trust for the benefit of Stephen Zuellig's descendants; 49 shares of Zatpack Class B common stock are held by the Gilbert Zuellig Issue Trust for the benefit of Gilbert Zuellig's descendants; and 2 shares of Zatpack Class C common stock are held by the Peter Zuellig and Thomas Zuellig Trust for the benefit of Peter Zuellig, the eldest son of Stephen Zuellig, and Thomas Zuellig, the eldest son of Gilbert Zuellig. The trustee for each trust is the Bermuda Trust Company.

   (13) Zatpack's address is Craig Muir Chambers, P.O. Box 71, Road Town, Tortola, British Virgin Islands.

   (14) Includes 988,471 shares owned by ZGNA and 1,204,955 shares owned by ZBI, a wholly owned subsidiary of ZGNA. ZGNA is a wholly owned subsidiary of Zatpack.

   (15)   ZGNA's address is 2550 El Presidio Street, Long Beach, California
          90810.

   (16)   ZBI's address is 2550 El Presidio Street, Long Beach, California
          90810.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Hauser, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of November 2002.

                                  HAUSER, INC.


                                  By: /s/ Kenneth C. Cleveland
                                      --------------------------------
                                       Kenneth C. Cleveland
                                       Chief Executive Officer

                                 CERTIFICATIONS

I, Kenneth C. Cleveland, certify that:

1.   I have reviewed this annual report on Form 10-K/A of Hauser, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;






Date:  November 8, 2002

                                      /s/  Kenneth C. Cleveland
                                      ---------------------------------------
                                      Kenneth C. Cleveland
                                      President and Chief Executive Officer

                                 CERTIFICATIONS

I, Thomas W. Hanlon, certify that:

1.   I have reviewed this annual report on Form 10-K/A of Hauser, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;



Date: November 8, 2002

                                     /s/  Thomas W. Hanlon
                                     --------------------------------------
                                     Thomas W. Hanlon
                                     Chief Financial Officer, Treasurer
                                     and Secretary