Form 10-Q
period 2002-09-30
HAUSER INC
filed 2002-11-15
CIK 773723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT
TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002	Commission File No. 0-17174

HAUSER, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	84-0926801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

20710 S. Alameda Street Long Beach, CA 90810-1107	90810
(Address of principal executive offices)	(Zip Code)

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

Yes   ☒    No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value	6,527,935
Class	Outstanding at November 7, 2002

HAUSER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share amounts)

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2002	2001	2002	2001

REVENUES:
Dietary supplements	$10,089	$7,595	$18,994	$17,006
Pharmaceutical and functional food ingredients	1,803	1,321	4,261	2,927
Technical services	1,893	2,167	3,911	4,125
Total revenues	13,785	11,083	27,166	24,058

COST OF REVENUES:
Dietary supplements	7,785	5,918	15,033	13,462
Pharmaceutical and functional food ingredients	1,548	1,100	3,654	2,431
Technical services	1,548	1,790	2,964	3,474
Total cost of revenues	10,881	8,808	21,651	19,367
GROSS PROFIT	2,904	2,275	5,515	4,691

OPERATING EXPENSES:
New product development	431	609	900	1,280
Sales and marketing	592	570	1,203	1,166
General and administrative	985	1,600	2,296	3,264

Total operating expenses	2,008	2,779	4,399	5,710

INCOME (LOSS) FROM OPERATIONS	896	(504)	1,116	(1,019)

INTEREST EXPENSE	(497)	(360)	(1,103)	(726)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX (EXPENSE) BENEFIT AND DISCONTINUED OPERATIONS	399	(864)	13	(1,745)

INCOME TAX BENEFIT (EXPENSE)	(268)	(19)	(67)	86
INCOME (LOSS) FROM CONTINUING OPERATIONS AND BEFORE DISCONTINUED OPERATIONS	131	(883)	(54)	(1,659)

DISCONTINUED OPERATIONS:
Income (loss) from operations of discontinued Shuster component (including loss on disposal of $905)	(670)	(47)	(167)	216
Income tax benefit (expense)	268	19	67	(86)

INCOME (LOSS) ON DISCONTINUED OPERATION	(402)	(28)	(100)	130

NET LOSS	$(271)	$(911)	$(154)	$(1,529)

INCOME (LOSS) PER SHARE BASIC AND DILUTED
Continuing operations	$0.02	$(0.15)	$(0.01)	$(0.30)
Discontinued operations	(0.06)	(0.01)	(0.02)	0.02
Net loss	$(0.04)	$(0.16)	$(0.03)	$(0.28)

WEIGHTED AVERAGE SHARES OUTSTANDING	6,218,805	5,701,778	6,113,787	5,455,036

HAUSER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2002	March 31, 2002
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$451	$549
Accounts receivable, less allowance for doubtful accounts:
September 30, 2002, $464; March 31, 2002, $824	8,574	7,620
Inventory, at lower of cost or market	7,307	7,513
Prepaid expenses and other	1,119	732
Current assets of business held for sale	—	2,266
Total current assets	17,451	18,680

PROPERTY AND EQUIPMENT:
Land and buildings	6,197	6,160
Laboratory and processing equipment	9,862	9,736
Furniture and fixtures	1,996	1,672
Total property and equipment	18,055	17,568

Accumulated depreciation and amortization	(10,133)	(9,669)
Net property and equipment	7,922	7,899

OTHER ASSETS:
Deposits and other	111	845
Non-current assets of business held for sale	—	4,638
TOTAL ASSETS	$25,484	$32,062

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,023	$3,185
Current portion of long-term debt	8,993	16,455
Note payable to related party	2,882	2,823
Accrued salaries and benefits	1,124	1,377
Customer deposits	238	461
Accrued exit costs	78	251
Amount due to related party	4,267	3,043
Other current liabilities	1,757	2,498
Liabilities of business held for sale	—	789
Total current liabilities	24,362	30,882

LONG-TERM DEBT	—	—

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value; 20,000,000 shares authorized; shares issued and outstanding; September 30, 2002, 6,260,173; March 31, 2002, 5,871,493	6	6
Additional paid-in capital	95,235	95,139
Warrants	1,133	1,133
Accumulated deficit	(95,252)	(95,098)
	1,122	1,180
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,484	$32,062

See notes to consolidated financial statements.

HAUSER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	(UNAUDITED)
	Six months ended September 30,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$1,673	$83

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(487)	(543)
Net investing activities of discontinued operations	(1,651)	—
Proceeds from sale of Shuster	7,733	—
Net cash provided by (used in) investing activities	5,595	(543)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank line of credit	(7,453)	—
Repayments of long-term debt	(9)	(134)
Proceeds from issuance of common stock	96	517
Net cash (used in) provided by financing activities	(7,366)	383

Net decrease in cash and cash equivalents	(98)	(77)

Cash and cash equivalents, beginning of period	549	616

Cash and cash equivalents, end of period	$451	$539

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$592	$793

See notes to consolidated financial statements.

HAUSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2002 AND MARCH 31, 2002 AND FOR THE SIX MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED).

1.              BUSINESS ORGANIZATION

Hauser, Inc., a Delaware corporation, together with its wholly owned subsidiaries (together,  “Hauser” or the “Company”), is a leading supplier of natural product extracts and related products to the dietary supplement market in the United States.  Hauser manufactures extracts from botanical raw materials using its proprietary technologies in extraction and purification.  Hauser and its subsidiaries are able to source, process and distribute products to the dietary supplement market including branded product sellers.  The Company also provides chemical engineering services and contract research and development. The Company’s services are principally marketed to the pharmaceutical, dietary supplement and food ingredient industries.

The Company has experienced significant losses from operations.  In the fiscal year ended March 31, 2002, a major factor in the operating loss was the $2,884,000 restructuring charge, which was recorded primarily due to costs of contractual severance and facilities consolidation.  The Company has substantially reduced costs, increased manufacturing efficiencies, consolidated operations, restructured administrative activities and reduced operating assets.  Beginning in calendar year 2002, the Company began divesting its ownership of its wholly owned subsidiary Hauser Technical Services, Inc. (“HTS”).  In February 2002, the Company sold the Hauser Laboratories division of HTS.  The proceeds from the sale of Hauser Laboratories were used to reduce the Company’s bank debt.  In August 2002, the Company sold the Shuster Laboratories division of HTS (“Shuster”). The Company used the proceeds from the sale of Shuster to further reduce the Company’s bank debt.

In April and June 2002, the Company defaulted under the Company’s Amended and Restated Credit Agreement (the “Amended Credit Facility”), which it entered into with Wells Fargo Bank, N.A. (“Wells Fargo”) on December 7, 2001.  The defaults occurred because the Company failed to make $1.9 million of a $3.0 million payment on April 30, 2002, as required by the term note, and was not in compliance with its cash flow covenant for the quarter ending June 30, 2002.  On June 25, 2002, in consideration of a waiver by Wells Fargo of these events of default, the Company amended the terms of the Amended Credit Facility (the “Amendment”).  Pursuant to the Amendment, the maturity date of both the term note and the revolving line of credit were amended to provide for a maturity date of August 31, 2002.  On September 6, 2002, Wells Fargo agreed to further amend the Amended Credit Facility, which amendment was effective August 31, 2002.  Pursuant to the amendment, (i) the maturity date of the term note was extended from August 31, 2002 to September 10, 2002; (ii) the maturity date of the revolving credit note was extended from August 31, 2002 to October 31, 2002; (iii) the interest rate on the term note was increased from prime rate plus 3% to prime rate plus 5%; (iv) the interest rate on the revolving credit note was increased from prime rate plus 2% to prime rate plus 4%; (v) amounts available pursuant to the revolving credit note were reduced from $10,750,000 to $9,500,000; and (vi) the Company’s consolidated tangible net worth covenant was amended to extend the test date for the consolidated net worth from June 30, 2002 to August 31, 2002.  On September 6, 2002, the Company paid the outstanding balance on the term note and the term note was cancelled.  The Company used the proceeds from the sale of Shuster to repay the term note.  On October 3, 2002, the Amended Credit Facility was further amended to increase the revolving line of credit from $9,500,000 to $10,000,000.

On October 31, 2002, the Company amended its Amended Credit Facility, extending the maturity to November 30, 2002 and reducing its revolving credit line from $10,000,000 to $9,000,000.  The Company is engaged in discussions which could result in the Company obtaining funds to pay the outstanding loans to Wells Fargo when due, and permit the Company to obtain a new line of credit to finance operations.  There can be no assurance that the requisite funds will be obtained.  If alternative financing is not available to enable the Company to repay Wells Fargo by November 30, 2002, the terms of the alternative financing are not acceptable to the Company, or Wells Fargo will not extend the maturity of its loan, the likelihood of the Company to continue as a going concern would be in question.  Arthur Andersen LLP, the former auditors for the Company, issued an opinion in connection with the audit of the fiscal year March 31, 2002, which stated that there is a substantial doubt about the ability of the Company to continue as a going concern.  See “Report of Independent Public Accountants” in the Company’s Report on Form 10-K for the fiscal year ended March 31, 2002.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position as of September 30, 2002, and the results of its operations and its cash flows for the six- month periods ended September 30, 2002 and 2001. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  Certain fiscal 2002 amounts have been reclassified to conform to the fiscal 2003 presentation.

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

Earnings per Share - The Company calculates basic earnings (loss) per share by dividing the net earnings or loss by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is determined by dividing the net earnings or loss by the sum of (1) the weighted average number of common shares outstanding and (2) if not antidilutive, the effect of outstanding warrants and stock options determined utilizing the treasury stock method. For the six months ended September 30, 2002 and 2001, options and warrants totaling 2,059,826 and 1,194,196, respectively, were excluded from the calculation of diluted loss per share since the result would have been antidilutive.

Concentration of Credit Risk – The Company is exposed to credit risk from its cash and cash equivalents and  trade receivables. The Company’s policy is to place cash and cash equivalents in financial institutions it believes to be financially sound, however amounts deposited may exceed balances federally insured by the U.S. Government. The Company generally grants credit to its customers without collateral. The Company’s creditors are concentrated in the food processing, dietary supplement and pharmaceutical industries. During the six months ended September 30, 2002, sales to NBTY, a customer of the Company, accounted for approximately 16% of the Company’s consolidated revenues.  During the six months ended September 30, 2001, no customer accounted for more than 10% of the Company’s revenues.  The loss of NBTY as a customer of the Company could have a material adverse effect on the Company.

Income Taxes – The Company paid no income taxes for the quarters ended September 30, 2002 and 2001.

3.      INVENTORIES

Inventories, at cost, are classified as follows:

	September 30, 2002	March 31, 2002
Raw materials	$631	$779
Work in process	590	455
Finished goods	6,086	6,279
	$7,307	$7,513

4.      DEBT

Notes payable and long-term debt consisted of the following:

	September 30, 2002	March 31, 2002

Revolving line of credit	$8,986	$9,890
Bank term note	—	6,549
Subordinated note payable	2,882	2,823
Capital leases	7	16
Total	11,875	19,278

Less: current portion	11,875	19,278
Long-term debt	$—	$—

The Company paid $380,000 and $323,000 in interest for the quarters ended September 30, 2002 and 2001, respectively.  For the six- month periods ended September 2002 and 2001, interest paid was $592,000 and $793,000, respectively.

Bank Facility – On December 7, 2001, the Company entered into the Amended Credit Facility with Wells Fargo, which was scheduled to expire in August 2003. The Amended Credit Facility provided for a total credit facility of $18.6 million comprised of a revolving line of credit of $10.75 million, subject to borrowing base limitations, bearing interest at 2% over prime (6.75% at September 30, 2002), and a $7.8 million term note with monthly principal and interest payments of $20,000 and additional principal payments of $3.0 million and $4.7 million due on April 30, 2002 and June 30, 2002, respectively.  The Amended Credit Facility is collateralized by all of the Company’s assets.  The borrowing base is comprised of 80% and 50% of eligible accounts receivable and inventory, respectively, and totaled $9,592,000 at September 30, 2002.

In April and June 2002, the Company defaulted under the Amended Credit Facility.  The defaults occurred because, although the Company paid $1.1 million with proceeds from the sale of the Hauser Laboratories division of HTS, it failed to make $1.9 million of the $3.0 million payment due on April 30, 2002, as required by the term note.  Further, it was not in compliance with its cash flow covenant for the quarter ending June 30, 2002.  On June 25, 2002, in consideration of a waiver by Wells Fargo of these events of default, the Company entered into the Amendment, pursuant to which the maturity date of both the term note and the revolving line of credit were amended to provide for a maturity date of August 31, 2002.  Specifically, the maturity date of the term note was extended from June 30, 2002 to August 31, 2002 and the maturity date of the revolving line of credit was changed from August 31, 2003 to August 31, 2002.  Effective August 31, 2002, Wells Fargo agreed to further amend the Amended Credit Facility as follows:  (i) the maturity date of the term note was extended from August 31, 2002 to September 10, 2002 (before which date the term note was fully repaid with the proceeds of the Shuster sale); (ii) the maturity date of the revolving credit note was extended from August 31, 2002 to October 31, 2002; (iii) the interest rate was increased by 2% (to prime rate plus 4% on the revolving note); (iv) amounts available pursuant to the revolving credit note were reduced from

$10,750,000 to $9,500,000; and (v) the Company’s consolidated tangible net worth covenant was amended to extend the test date for the consolidated net worth from June 30, 2002 to August 31, 2002.  On September 6, 2002, the Company paid the outstanding balance on the term note from the proceeds from the sale of Shuster, and the term note was cancelled.  On October 3, 2002, the Amended Credit Facility was further amended to increase the revolving line of credit from $9,500,000 to $10,000,000.

On October 31, 2002, the Company further amended its Amended Credit Facility by extending the maturity date to November 30, 2002 and reducing its revolving credit line from $10.0 million to $9.0 million.  The Company is engaged in discussions which could result in the Company obtaining funds to pay the outstanding loans to Wells Fargo when due, and permit the Company to obtain a new line of credit to finance operations.  There can be no assurance that the requisite funds will be obtained.  If alternative financing is not available to enable the Company to repay Wells Fargo by November 30, 2002, the terms of the alternative financing are not acceptable to the Company, or Wells Fargo will not extend the maturity of its loan, the likelihood of the Company to continue as a going concern would be in question.

As a condition to Wells Fargo entering into the Amended Credit Facility with the Company and further as a condition of Wells Fargo entering into an amended and restated credit agreement with Zuellig Botanicals, Inc., a significant shareholder of the Company (“ZBI”), Wells Fargo had required that a fee be paid to Wells Fargo in the amount of $779,000 (the “Fee”).  Initially, Wells Fargo had stated that as further consideration for entering into the Amended Credit Facility, the Company must issue to Wells Fargo a warrant  to purchase 865,630 shares of the Company’s Common Stock, representing approximately 12.5% of the Company’s Common Stock on a fully diluted basis, at an exercise price of $0.01 per share, which would expire eight years after issuance.  Wells Fargo subsequently stated that it would accept the Fee in lieu of the Warrant, provided  that the Fee was paid by a party other than the Company.  Wells Fargo would not permit the Company to reduce its working capital by paying the Fee.  Zatpack, Inc., an international business company organized under the laws of the British Virgin Islands and a significant shareholder of the Company (“Zatpack”), agreed to pay the Fee.  The Company, as consideration for such payment, issued the Warrant to Zatpack.  Zatpack caused ZBI to forgive $247,000 of payables due from the Company for its share of the debt issuance costs. As a result, the Company recorded debt issuance costs of $532,000 in the fiscal year ended March 31, 2002.   The debt issuance costs were amortized to interest expense on a straight-line basis over the term of the Amended Credit Facility, through August 2002.

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

The Company has recorded a discount of $354,000 in connection with the warrants attached to the Zatpack Note.  The discount is being amortized to interest expense on a straight-line basis over the term of the Zatpack Note, through September 2003. In connection with the amortization of the discount, interest expense of $58,000 was recorded during each of the six-month periods ended September 30, 2002 and 2001.

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

6.    DISCONTINUED OPERATION AND SALE OF SHUSTER

On August 27, 2002, the Company sold all of the assets, net of liabilities, of Shuster. The total consideration received for the sale was approximately $7,733,000, of which $6,775,000 (after provision for $978,000 accrued selling costs) was used by the Company to reduce its debt to Wells Fargo.  The loss on the disposal of Shuster was approximately $905,000.

In accordance with SFAS No. 144, Shuster has been treated as a discontinued operation for accounting purposes.  See Note 9, Recently Issued Accounting Standards.  Shuster’s revenue, reported in discontinued operations for the six months ended September 30, 2002 and 2001 was $5,163,000 and $5,139,000, respectively.  Shuster’s pretax income, reported in discontinued operations for the six months ended September 30, 2002 and 2001, was $738,000 and $216,000, respectively.  The statements of operations for the three months and six months ended September 30, 2001 have been restated to present the operations of Shuster as a discontinued operation.

The assets and liabilities of the discontinued operation were presented separately under the captions “Current assets of business held for sale,” “Non-current assets of business held for sale” and “Liabilities of business held for sale,” respectively, in the accompanying balance sheet at March 31, 2002, and consisted of the following:

March 31, 2002
Current assets of business held for sale
Accounts Receivable	2,087
Prepaid expenses and other	179
2,266

Non-current assets of business held for sale
Property and equipment, net	3,576
Deposits and other	336
Goodwill	726
4,638

Liabilities of Business held for sale
Accounts payable	233
Accrued liabilities	474
Customer deposits	82
789

7.      RELATED PARTY TRANSACTIONS AND OTHER

The Company and ZBI, a wholly owned subsidiary of Zuellig Group N.A., Inc. (“ZGNA”), a seller of bulk raw materials in the form of powders or similar processed products, are parties to an agreement dated June 11, 1999, under which certain personnel and facilities costs of the Company are shared approximately one-third by ZBI. Under the agreement, ZBI purchases certain inventory, disburses all amounts for shared services, and receives reimbursement from the Company for amounts disbursed on its behalf.   The Company also purchases raw materials from ZBI.  Cash collected from customers of ZBI are deposited with the Company’s own collections in the Company’s bank account, pending transfer to ZBI, resulting in the “Customer remittances payable” amount in the table below.  For the six months ended September 30, 2002 and 2001, the amounts recorded as costs and expenses for inventory, personnel and facilities by the Company under this arrangement totaled $4,283,000 and $4,932,000, respectively.  These amounts are included with cost of sales and operating expenses in the accompanying consolidated statements of operations.  The net amounts owed to ZBI under these agreements at September 30 and March 31, 2002 are shown below, and in total as “Amount due to related party” in the accompanying balance sheets.

	September 30, 2002	March 31, 2002
Costs and expenses payable under cost sharing agreement	$3,621	$2,946
Customer remittances payable	646	97
	$4,267	$3,043

In addition, the Company sells natural product raw materials to ZBI.  During the six months ended September 30, 2002 and 2001, sales to ZBI totaled $16,000 and $480,000, respectively.

The related trade accounts receivable due from ZBI were $10,000 and $4,000 at September 30, 2002 and March 31, 2002, respectively.

On August 6, 2002, the Company and Kenneth C. Cleveland, the President and Chief Executive Officer of the Company, entered into Amendment No. 2 to Agreement to Provide Services (the “Services Agreement Amendment”).  The Services Agreement Amendment further amended the terms of the Agreement to Provide Services, dated as of August 1, 2000, between the Company, Kenneth Cleveland Associates, Inc. and Kenneth C. Cleveland, as amended by Amendment No. 1 to Agreement to Provide Services, dated as of July 12, 2001.  The Services Agreement Amendment required Mr. Cleveland to use at least $50,000 of his fiscal year ended 2002 bonus of $100,000 to purchase shares of the Company’s Common Stock at $0.26 per share, the price of the Company’s Common Stock at the close of trading on June 28, 2002.  Accordingly, Mr. Cleveland purchased 200,000 shares of the Company’s Common Stock on October 2, 2002.  Such shares are not subject to forfeiture in the event Mr. Cleveland ceases to be an officer or director of the Company.

8.      OPERATING SEGMENTS

The Company’s three business segments are: Dietary Supplements, Technical Services, and Pharmaceutical and Functional Food Ingredients, each having a separate management team and infrastructure offering different products and services, and utilizing different marketing strategies to customers.  Selected financial information from the Company’s business segments are as follows:

Three Months Ended September 30, 2002

	Dietary Supplements	Pharmaceutical and Functional Food Ingredients	Technical Services	Total
Revenues	$10,089	$1,803	$1,893	$13,785
Gross profit (loss)	2,304	255	345	2,904
Income (loss) from continuing operations before income taxes and discontinued operations	618	(275)	56	399
Loss from discontinued operation	—	—	(402)	(402)
Net income (loss)	$421	$(310)	$(382)	$(271)

Three Months Ended September 30, 2001

	Dietary Supplements	Pharmaceutical and Functional Food Ingredients	Technical Services	Total
Revenues	$7,595	$1,321	$2,167	$11,083
Gross profit (loss)	1,677	221	377	2,275
Income (loss) from continuing operations before income taxes and discontinued operations	(711)	(195)	42	(864)
Income from discontinued operation	—	—	(28)	(28)
Net income (loss)	$(724)	$(198)	$11	$(911)

Six Months Ended September 30, 2002

	Dietary Supplements	Pharmaceutical and Functional Food Ingredients	Technical Services	Total
Revenues	$18,994	$4,261	$3,911	$27,166
Gross profit (loss)	3,961	607	947	5,515
Income (loss) from continuing operations before income taxes and discontinued operations	180	(517)	350	13
Loss from discontinued operation	—	—	(100)	(100)
Net income (loss)	$133	$(527)	$240	$(154)

Six Months Ended September 30, 2001

	Dietary Supplements	Pharmaceutical and Functional Food Ingredients	Technical Services	Total
Revenues	$17,006	$2,927	$4,125	$24,058
Gross profit (loss)	3,544	496	651	4,691
Income (loss) from continuing operations before income taxes and discontinued operations	(1,075)	(435)	(235)	(1,745)
Income from discontinued operation	—	—	130	130
Net income (loss)	$(1,014)	$(424)	$(91)	$(1,529)

9.      SUBSEQUENT EVENT

In October 2002, the Company sold for cash proceeds of $1,810,000 a building and land occupied by HTS and located in Boulder, Colorado.  The Company is making the final determination of the amount of gain to be recognized on the sale.  The Company will lease a portion of the property from the new owners under an agreement which expires October 2012, at a rental cost of approximately $18,000 monthly, subject to annual agreed-upon adjustments.  As a condition of releasing its security interest in the sold property, Wells Fargo required the Company to pay the net sale proceeds to ZBI in partial payment of the Company’s liability to ZBI.

10.    RECENTLY ISSUED ACCOUNTING STANDARDS

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

Certain other intangible assets with indefinite lives, if present, may also not be amortized. Instead, goodwill and other intangible assets with indefinite lives will be subject to periodic (at least annual) tests for impairment, and recognition of impairment losses in the future could be required based on a new fair value-based methodology for measuring impairments prescribed by these pronouncements. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized. The Company had goodwill with a carrying value of $726,000 at April 1, 2002, all of which was assigned to discontinued operations, and reflected in the sold assets of Shuster effective August 28, 2002.  For the three and six month periods ended September 30, 2001, reported net loss and net loss per share from continuing operations would have been unchanged after excluding goodwill amortization, as the goodwill is included in discontinued operations.  Net loss and net loss per share after excluding goodwill amortization of $55,000 and $0.01 per share would have been $563,000 and $0.11, respectively.

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

SFAS No. 144. – In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of.  This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 144 effective with its fiscal year beginning April 1, 2002.  Accordingly, Shuster, a component of the Technical Services business segment which was sold August 27, 2002, is being presented as a discontinued operation, as discussed in Note 6 above.

SFAS No. 145. – In April 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt,” and also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  A principal effect will be the prospective characterization of gains and losses from debt extinguishments used as part of an entity’s risk management strategy.  Under SFAS No. 4, all gains and losses from early extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  SFAS No. 145 eliminates SFAS No. 4.  As a result, most gains and losses from extinguishments of debt will not be classified as extraordinary items unless they meet much more narrow criteria in APB Opinion No. 30.  SFAS No. 145 may be adopted early, but is otherwise effective for fiscal years beginning after May 15, 2002, and must be adopted with retroactive effect. SFAS No. 145 is not expected to have a material effect on the Company’s financial statements.

SFAS No. 146. – In September 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs.  SFAS No. 146 supercedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3.  The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002.  SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan.  SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.  Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto as well as the Company’s Form 10-K for the fiscal year ended March 31, 2002.

Overview

The Company operates in three business segments: Dietary Supplements, Technical Services, and Pharmaceutical and Functional Food Ingredients.

RESULTS OF CONTINUING OPERATIONS

The following discussion of results of operations is based on a comparison of operating results for the three months ended September 30, 2002 and the three months ended September 30, 2001.    This information is unaudited.

REVENUES.  Dietary Supplements revenues increased $2,494,000, or 32.8%, to $10,089,000 in the second quarter of fiscal 2003 from $7,595,000 in the second quarter of fiscal 2002.  Dietary Supplements revenues represented 73.2% of the Company’s total revenues in the second quarter of fiscal 2003, compared with 68.5% in the second quarter of fiscal 2002, due to volume increases in this segment.   Pharmaceutical and Functional Food Ingredients increased $482,000, or 36.5%, to $1,803,000 in the second quarter of fiscal 2003 from $1,321,000 in the second quarter of fiscal 2002.  Of the increase in revenue of this segment, $490,000 resulted from a volume increase in sales of active pharmaceutical ingredients, slightly offset by a $8,000 decline in sales of functional food ingredients.  Pharmaceutical and Functional Food Ingredients revenues represented 13.1% of the Company’s total revenues in the second quarter of fiscal 2003, compared with 11.9% in the second quarter of fiscal 2002.  Technical Services revenues decreased $274,000, or 12.6%, to $1,893,000 in the second quarter of fiscal 2003 from $2,167,000 in the second quarter of fiscal 2002.  In February 2002, the Company sold the Hauser Laboratories business unit of its Technical Services segment.  Revenues for this business approximated  $564,000 in the three months ended September 2001, so the continuing Technical Services business revenues increased by approximately $290,000 or 18.1%. Technical Services revenues represented 13.7% of the Company’s total revenues in the second quarter of fiscal 2003, compared to 19.6% of total revenues in the second quarter of fiscal 2002.

GROSS PROFIT.  Gross profit increased $629,000, or 27.7%, to $2,904,000 in the second quarter of fiscal 2003 from $2,275,000 in the second quarter of fiscal 2002.  Gross profit as a percentage of revenue increased to 21.1% in the second quarter of fiscal 2003 from 20.5% in the second quarter of fiscal 2002.  The ability of the Company to acquire dietary supplements inventory at lower average costs, and a favorable mix of sales of more profitable products is responsible for the increase.  In the Pharmaceutical and Functional Food Ingredients segment, gross profit as a percentage of sales decreased to 14.1% in the second quarter of fiscal 2003, from 16.7% of segment revenues in the second quarter of fiscal 2002.  However, due to increased volume, actual gross profit for the Pharmaceutical and Functional Food Ingredients segment increased $34,000 comparing the two quarterly periods.

NEW PRODUCT DEVELOPMENT.  New Product Development (formerly described as Research and Development) spending decreased $178,000, or 29.2%, to $431,000 during the second quarter of fiscal 2003 from $609,000 in the second quarter of fiscal 2002.  This decrease was due to reduced use of outside consultants in the Company’s effort toward developing proprietary, clinically supported natural extract products.  As a percentage of revenues, new product development costs decreased from 5.5% to 3.1% of revenues between periods.

SALES AND MARKETING.  Sales and Marketing expenses increased $22,000, or 3.9%, to $592,000 in the second quarter of fiscal 2003 from $570,000 during the second quarter of fiscal 2002.   As a percentage of revenues, sales and marketing costs decreased to 4.3% of revenues from 5.1%.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and Administrative (“G&A”) expenses decreased by $615,000, or 38.4%, to $985,000 during the second quarter of fiscal 2003 from $1,600,000 during the second quarter of fiscal 2002.  As a percentage of revenues, G&A costs decreased from 14.4% to 7.2% of revenues comparing the periods.  This decrease is due to expense reduction initiatives and consolidation of functions, including a reduction of two senior executive positions for a savings of $125,000 for the three months ended September 30, 2002 compared with the three months ended September 30, 2001. G&A expenses were reduced in the Dietary Supplements segment by the Company’s reversal of $300,000 in Allowance for Doubtful Accounts, due to successful collection of accounts which had previously been of concern.

INTEREST EXPENSE.  Interest expense increased $137,000 to $497,000 during the second quarter of fiscal 2003 from $360,000 in the second quarter of fiscal 2002.  Three related factors contributed to the increase.  During July and August 2002, $44,000 was paid to Wells Fargo in fees for extending the maturity of the Amended Credit Facility through August 2002.  Also during those months, the Company amortized the remaining $80,000 balance of prepaid loan fees associated with the December 2001 amendment to the Wells Fargo credit facility.  Finally, during September 2002, the interest rate charged to the Company by Wells Fargo increased by two percentage points, as provided by the August 31, 2002 amendment to the Amended Credit Facility.

OPERATING RESULTS.  Income from operations in the second quarter ended September 30, 2002 was $896,000, compared to a loss from operations of $504,000 in the second quarter of fiscal 2002.  Management attributes the $1,400,000 improvement from operating loss to operating income to the factors discussed above.  Results of continuing operations before taxes improved by $1,263,000 to $399,000 income in the second quarter ended September 30, 2002, from a $864,000 loss in the second quarter ended September 30, 2001.  Including the effect of the discontinued Shuster operation discussed below, loss for the three months ended September 30, 2002 was $271,000, compared to a loss of $911,000 in the three months ended September 30, 2001.

The following discussion of results of operations is based on a comparison of operating results for the six months ended September 30, 2002 and the six months ended September 30, 2001.  This information is unaudited.

REVENUES.  Dietary Supplements revenues increased $1,988,000, or 11.7%, to $18,994,000 in the first six months of fiscal 2003 from $17,006,000 in the first six months of fiscal 2002.  Dietary Supplements revenues represented 69.9% of the Company’s total revenues in the first six months of fiscal 2003, compared with 70.7% in the first six months of fiscal 2002.   Revenues of Pharmaceutical and Functional Food Ingredients increased $1,334,000, or 45.6%, to $4,261,000 in the first six months of fiscal 2003 from $2,927,000 in the first six months of fiscal 2002.  Of the increase in revenue of this segment, $754,000 and $580,000 were attributable to sales of functional food ingredients and active pharmaceutical ingredients, respectively, principally due to volume increases.  Pharmaceutical and Functional Food Ingredients revenues represented 15.7% of the Company’s total revenues in the first six months of fiscal 2003, compared with 12.2% in the  first six months of fiscal 2002.  Technical Services revenues decreased $214,000, or 5.2%, to $3,911,000 in the first six months of fiscal 2003 from $4,125,000 in the first six months of fiscal 2002.  In February 2002, the Company sold the Hauser Laboratories business unit of its Technical Services Segment.  Revenues for this business approximated $1.2 million  in the six months ended September 2001, so the continuing Technical Services business revenues increased by approximately $978,000 or 33.3%. Technical Services revenues represented 14.4% of the Company’s total revenues in the first six months of fiscal 2003, compared with 17.2% of total revenues in the first six months of fiscal 2002.

GROSS PROFIT.  Gross profit increased $824,000, or 17.6%, to $5,515,000 in the first six months of fiscal 2003 from $4,691,000 in the first six months of fiscal 2002.  Gross profit as a percentage of revenue increased to 20.3% in the first six months of fiscal 2003 from 19.5% in the  first six months of fiscal 2002.  Management attributes the increase in gross profit to improvements in the Technical Services segment,  the ability of the Company to acquire inventory at lower average costs, and a favorable mix of sales of more profitable products.

NEW PRODUCT DEVELOPMENT.  New Product Development (formerly described as Research and Development) spending decreased $380,000, or 29.7%, to $900,000 during the  first six months of fiscal 2003 from $1,280,000 in the first six months of fiscal 2002.  The Company reduced its use of outside consultants in its effort toward developing proprietary, clinically supported natural extract products.  As a percentage of revenues, new product development costs decreased from 5.3% to 3.3% of revenues between periods.

SALES AND MARKETING.  Sales and Marketing expenses increased $37,000, or 3.2%, to $1,203,000 in the first six months of fiscal 2003 from $1,166,000 during the first six months of fiscal 2002.   As a percentage of revenues, sales and marketing costs declined from 4.9% to 4.4% of revenues.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and Administrative (“G&A”) expenses decreased by $968,000, or 29.7%, to $2,296,000 during the first six months of fiscal 2003 from $3,264,000 during the first six months of fiscal 2002.  As a percentage of revenues, G&A expenses decreased from 13.6% to 8.5% of revenues between periods.  This decrease is due to cost reduction initiatives and consolidation of functions, including a reduction of two senior executive positions for a savings of $250,000 for the six months ended September 30, 2002 compared with the six months ended September 30, 2001. G&A expenses were reduced in the Dietary Supplements segment by the Company’s reversal of $300,000 in Allowance for Doubtful Accounts, due to successful collection of accounts which had previously been of concern.

INTEREST EXPENSE.  Interest expense increased $377,000 to $1,103,000 during the first six months of fiscal 2003 from $726,000 in the first six months of fiscal 2002, primarily due to a non-cash expense of $239,000 representing an acceleration of the amortization to expense of the prepaid Wells Fargo financing fee recorded in conjunction with the Amended Credit Facility.  The June 2002 Amendment to the Amended Credit Facility reduced the term of the Amended Credit Facility by one year, resulting in the recognition of this additional expense.  Three related factors contributed to the increase. During July and August 2002, $44,000 was paid to Wells Fargo in fees for the renewal of the Amended Credit Facility through August 2002.  Also during those months, the Company amortized the remaining $80,000 balance of prepaid loan fees associated with the December 2001 amendment to the Wells Fargo credit facility.  Finally, during September 2002, the interest rate charged to the Company by Wells Fargo increased by two percentage points, as provided by the August 31, 2002 amendment to the Amended Credit Facility.

OPERATING RESULTS.  Income from operations in the six months ended September 30, 2002 was $1,116,000, compared to a loss from operations of $1,019,000 in the first six months of fiscal 2002.  Management attributes the $2,135,000 improvement from operating loss to operating income to the factors discussed above.  Loss from continuing operations before income tax decreased by $1,758,000 to $13,000 income in the six months ended September 30, 2002, from $1,745,000 loss in the six months ended September 30, 2001.  Including the effect of the discontinued Shuster operation discussed below, loss for the six months ended September 30, 2002 was $154,000, compared to a loss of $1,529,000 in the six months ended September 30, 2001.

RESULTS OF DISCONTINUED OPERATION

Shuster, reflected as a discontinued operation, with its assets classified as “Held for Sale”, was sold August 27, 2002.  The effect of Shuster on the results of the Company for the six months ended September 30, 2002 was to add $100,000 to the net loss, compared with $130,000 reduction to the net loss in the six months ended September 2001.  The increase was due to the loss on disposal of the Shuster component, which was approximately $905,000.  See Note 9 to the Notes to Consolidated Financial Statements.  Shuster revenues in the six-month periods ended September 30, 2002 and 2001 were $5,041,000 (prior to date of sale) and $5,139,000, respectively.  For the six-month periods ended June 30, 2002 and 2001, the income from operations before tax of the discontinued operation was $738,000 and $216,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL. Total cash and cash equivalents were $451,000 at September 30, 2002, compared to $452,000 at March 31, 2002. The Company’s primary cash needs are for operations, working capital and capital expenditures.

Cash provided by operating activities for the six months ended September 30, 2002 was $1,673,000. This amount is comprised primarily of net loss of $154,000, together with depreciation of $464,000, and changes in working capital of $1,363,000.

Cash provided by investing activities results from the sale of Shuster for $7,733,000, and was offset by additional investment in Shuster of $1,651,000. The increase in the Company’s investment in Shuster prior to sale was due principally to the increase in Shuster’s accounts receivable of $1.1 million, and $309,000 in capital expenditures to prepare the business for sale. There were also other capital expenditures for Hauser’s continuing operations totaling $487,000 for first  six months of the fiscal year.

On October 31, 2002, the Company further amended its Amended Credit Facility by extending the maturity date to November 30, 2002 and reducing its revolving credit line from $10.0 million to $9.0 million.  The Company is engaged in discussions which could result in the Company obtaining funds to pay the outstanding loans to Wells Fargo when due, and permit the Company to obtain a new line of credit to finance operations.  There can be no assurance that the requisite funds will be obtained.  If alternative financing is not available to enable the Company to repay Wells Fargo by November 30, 2002, the terms of the alternative financing are not acceptable to the Company, or Wells Fargo will not extend the maturity of its loan, the likelihood of the Company to continue as a going concern would be in question.

WORKING CAPITAL. Working capital as of September 30, 2002 was $(6,911,000) as compared to $(12,202,000) as of March 31, 2002.

INCOME TAXES.  The Company’s net deferred income taxes had a net zero balance at September 30, 2002. Additionally, as of September 30, 2002, the Company had a valuation allowance of approximately $25,000,000.  Included in gross deferred tax assets at September 30, 2002, are federal and state net operating loss carryforwards of approximately $68,000,000 and $72,000,000 respectively, income tax credits of approximately $728,000 and alternative minimum tax credits of approximately $1,500,000.  Although the deferred income taxes have been fully reserved, the reserve may be reversed and a related benefit recorded in the future when and if the assets are deemed realizable.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of changes in United States interest rates. These exposures are directly related to the Company’s fixed and variable rate borrowings used to fund its operations. Additionally, the Company is exposed to market risk because of market price reductions for botanical raw materials and extracts.  The Company performs ongoing evaluations regarding the net realizable value of inventory and writes down such inventory as appropriate.  Historically and as of September 30, 2002, the Company has not used derivative instruments or engaged in hedging activities.

With respect to the Company’s Amended Credit Facility, the interest payable on the Company’s revolving line of credit with Wells Fargo is variable based on the prime rate, and is therefore affected by changes in market interest rates.  At September 30, 2002, $8,986,000 was outstanding under the revolving line of credit with an interest rate of 8.75%.  At September 30, 2002, interest on the outstanding balance of the revolving line of credit accrued at a rate equal to prime rate plus a margin of 4%.  The term note was fully repaid from the proceeds of the Shuster sale, received in August and September 2002.    The Company’s revolving line of credit note matures on November 30, 2002.  The Company is engaged in discussions, which could result in the Company obtaining funds to pay the outstanding loans to Wells Fargo and permit the Company to obtain a new line of credit to finance operations.  There can be no assurance that the requisite funds will be obtained.  However, if obtained, the new borrowing arrangements may be at interest rates substantially higher than the Company’s current facility.  For example, if the interest rate on the Company’s revolving line of credit and term loan had been 2% higher for the six months ended September 30, 2002, the Company would have incurred additional interest expense of approximately $152,000, with an associated $0.02 increase in the per share loss for the six months. Therefore, the Company’s exposure to changes in interest rates will be significant until such time as its operating results permit it greater access to other lenders and lending instruments on terms equivalent to those available under the Amended Credit Facility.

Item 4.  Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, regulations and related forms, and that such information is accumulated and communicated to the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing date of this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls and procedures subsequent to the date the Company completed its evaluation.  Therefore, no corrective actions were taken.

FORWARD-LOOKING STATEMENTS

Certain oral and written statements of management of the Company included in the Form 10-Q and elsewhere may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including management’s plans to obtain new financing to replace the Company’s current financing arrangement with Wells Fargo.  The forward-looking statements included herein and elsewhere are based on current expectations that involve judgments which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART 2.  OTHER INFORMATION

Item 1.  Legal Proceedings.

On August 30, 2002, NSF International, a Michigan non-profit organization (“NSF”), commenced a lawsuit against Hauser, HTS, Kenneth C. Cleveland, Philip H. Katz, a former employee of Hauser and HTS, and three other defendants in the State of Michigan in the Circuit Court for the County of Washtenaw.  The lawsuit alleges breach of contract, promissory estoppel, disgorgement, constructive fraud, promissory fraud and intentional interference with business expectancy.  The lawsuit arises out a Non-binding Letter of Intent Hauser and NSF executed on April 30, 2002 with respect to a proposed sale of the Shuster Laboratories division of HTS.  On September 30, 2002, the lawsuit was removed to the United States District Court for the Eastern District of Michigan.  NSF is seeking monetary damages in an unspecified amount.  Hauser denies any liability with respect to the claims alleged by NSF.

Reference is made to the Company’s Report on Form 10-K for the period ended March 31, 2002 for a summary the Company’s legal proceedings previously reported.

Item 2.  Changes in Securities.

On August 6, 2002, the Company and Kenneth C. Cleveland, the President and Chief Executive Officer of the Company, entered into the Services Agreement Amendment.  Pursuant to the Services Agreement Amendment, on October 2, 2002, Mr. Cleveland purchased 200,000 shares of the Company’s Common Stock at a price of $0.26 per share.  The purchase of these shares by Mr. Cleveland was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) and the rules and regulations promulgated thereunder.  No underwriters were involved in connection with this transaction.  See “Related Party Transactions and Other” for a summary of the Services Agreement Amendment.

Item 3.  Defaults Upon Senior Securities.

On October 31, 2002, the Company further amended its Amended Credit Facility by extending the maturity date to November 30, 2002, and reducing its revolving credit line from $10.0 million to $9.0 million.  The Company is engaged in discussions which could result in the Company obtaining funds to pay the outstanding loans to Wells Fargo when due, and permit the Company to obtain a new line of credit to finance operations.  There can be no assurance that the requisite funds will be obtained.  If alternative financing is not available to enable the Company to repay Wells Fargo by November 30, 2002, the  terms of the alternative financing are not acceptable to the Company, or Wells Fargo will not extend the maturity of its loan, the likelihood of the Company to continue as a going concern would be in question.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

On August 27, 2002, HTS sold the assets relating to its Shuster Laboratories division to STR Acquisition Sub, Inc., a Delaware corporation (“STR Acquisition Sub”) and a wholly owned subsidiary of Specialized Technology Resources, Inc. (“STR”), a Delaware corporation (the “Transaction”).  In connection with the Transaction, STR Acquisition Sub assumed certain liabilities related to the Shuster Laboratories division.  Under the terms of the Asset Purchase Agreement, dated as of August 27, 2002, among the Company, HTS, STR and STR Acquisition Sub (the “Purchase Agreement”), the total consideration received for the Transaction was $7,732,907.  The total consideration was paid to Wells Fargo  to reduce the indebtedness of the Company to Wells Fargo.

Item 6.  Exhibits and Reports on Form 8-K.

(a)           Exhibits

The following exhibits are filed as part of this Quarterly Report, or where indicated, were previously filed and are hereby incorporated by reference:

10.1                           Waiver and Amendment to Amended and Restated Credit Agreement, dated as of June 25, 2002, by and among Hauser, Inc., Hauser Technical Services, Inc., Botanicals International Extracts, Inc., ZetaPharm, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on July 1, 2002).

10.2                           Amendment No. 2 to Credit Agreement, effective as of August 31, 2002, by and among Hauser, Inc., Hauser Technical Services, Inc., Botanicals International Extracts, Inc., ZetaPharm, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on September 17, 2002).

10.3                           Waiver and Amendment No. 3 to Amended and Restated Credit Agreement, dated as of October 3, 2002, by and among Hauser, Inc., Hauser Technical Services, Inc., Botanicals International Extracts, Inc., ZetaPharm, Inc. and Wells Fargo Bank, N.A.

10.4                           Amendment No. 4 to Amended and Restated Credit Agreement, effective as of as of October 31, 2002, by and among Hauser, Inc., Hauser Technical Services, Inc., Botanicals International Extracts, Inc., ZetaPharm, Inc. and Wells Fargo Bank, N.A.

10.5                           Term Note, dated August 31, 2002 (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed on September 17, 2002).

10.6                           Revolving Credit Note, dated October 31, 2002.

10.7                           Asset Purchase Agreement, dated August 27, 2002, among Hauser, Inc., Hauser Technical Services, Inc., Specialized Technology Resources, Inc. and STR Acquisition Sub, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K filed on September 11, 2002).

10.8                           Amendment No. 2 to Agreement to Provide Services, dated as of August 6, 2002, by and among Hauser, Inc., Kenneth Cleveland Associates, Inc. and Kenneth C. Cleveland (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2002).

10.9                           Amendment to Agreement to Provide Services, effective July 12, 2002, by and among Hauser, Inc., Thomas Hanlon Associates, and Thomas W. Hanlon.

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

(b)                                 Reports on Form 8-K

A current report on Form 8-K was filed by the Company on July 1, 2002 pursuant to Items 5 and 7, reporting that in April and June 2002, the Company defaulted under its Amended and Restated Credit Agreement with Wells Fargo., dated as of December 7, 2001.  The Form 8-K also reported that on June 25, 2002, in consideration of a waiver by Wells Fargo of these events of default, the Company entered into an amendment with Wells Fargo, which, among other things, amended the maturity date of both the term note and the revolving line of credit existing under the Amended and Restated Credit Agreement.

A current report on Form 8-K was filed by the Company on August 6, 2002 pursuant to Item 4, reporting that on July 30, 2002, at the recommendation of the

Company’s audit committee, the Board of Directors of the Company determined that it would no longer engage Arthur Andersen LLP as the Company’s independent public accountants.  This Form 8-K was amended pursuant to a Form 8-K/A filed on August 8, 2002.

A current report on Form 8-K was filed by the Company on August 8, 2002 pursuant to Item 4, reporting that on August 7, 2002, at the recommendation of the Company’s audit committee, the Company engaged BDO Seidman, LLP as the Company’s independent public accountants.

A current report on Form 8-K was filed by the Company on September 11, 2002 pursuant to Items 2 and 7, reporting that on August 27, 2002, HTS sold the assets and certain liabilities of its Shuster Laboratories division to STR Acquisition Sub.  This Form 8-K included proforma financial information filed pursuant to Item 7(b).

A current report on Form 8-K was filed by the Company on September 11, 2002 pursuant to Items 5 and 7, reporting that the Company entered into an amendment with Wells Fargo which, among other things, amended the maturity date of both the term note and the revolving line of credit existing under the Amended and Restated Credit Agreement with Wells Fargo.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAUSER, INC.

Date: November 14, 2002	/s/ Kenneth C. Cleveland
Kenneth C. Cleveland
Chief Executive Officer

Date: November 14, 2002	/s/ Thomas W. Hanlon
Thomas W. Hanlon
Chief Financial Officer

CERTIFICATIONS

I, Kenneth C. Cleveland, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Hauser, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ Kenneth C. Cleveland
Kenneth C. Cleveland
President and Chief Executive Officer

CERTIFICATIONS

I, Thomas W. Hanlon, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Hauser, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ Thomas W. Hanlon
Thomas W. Hanlon
Chief Financial Officer, Treasurer and Secretary