Form 10-Q
period 2002-12-31
HAUSER INC
filed 2003-02-14
CIK 773723

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002	Commission File No. 0-17174

HAUSER, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	84-0926801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
840 Apollo Street, Suite 209 El Segundo, California	90245
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (310) 648-7881
Former Address:	20710 S. Alameda Street Long Beach, California 90810-1107

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value Class	6,436,891 Outstanding at February 11, 2003

HAUSER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
REVENUES:
Dietary supplements	$9,264	$7,373	$28,258	$24,379
Pharmaceutical and functional food ingredients	1,326	1,574	5,587	4,501
Technical services	1,452	2,394	5,363	6,519

Total revenues	12,042	11,341	39,208	35,399
COST OF REVENUES:
Dietary supplements	7,283	5,264	22,316	18,726
Pharmaceutical and functional food ingredients	1,148	1,315	4,802	3,746
Technical services	1,226	1,567	4,190	5,041

Total cost of revenues	9,657	8,146	31,308	27,513
GROSS PROFIT	2,385	3,195	7,900	7,886
OPERATING EXPENSES:
New product development	556	658	1,456	1,938
Sales and marketing	905	828	2,108	1,994
General and administrative	1,617	1,946	3,913	5,210
Restructuring charge	—	1,957	—	1,957

Total operating expenses	3,078	5,389	7,477	11,099

INCOME (LOSS) FROM OPERATIONS	(693)	(2,194)	423	(3,213)
OTHER INCOME (EXPENSE):
Interest expense	(334)	(232)	(1,437)	(958)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX (EXPENSE) BENEFIT AND DISCONTINUED OPERATIONS	(1,027)	(2,426)	(1,014)	(4,171)
INCOME TAX BENEFIT (EXPENSE)	—	—	—	—
INCOME (LOSS) FROM CONTINUING OPERATIONS AND BEFORE DISCONTINUED OPERATIONS	(1,027)	(2,426)	(1,014)	(4,171)
INCOME (LOSS) FROM OPERATIONS OF DISCONTINUED SHUSTER COMPONENT (INCLUDING LOSS ON DISPOSAL OF $1,032 AND NO INCOME TAX BENEFIT (EXPENSE))	(127)	79	(294)	295

NET LOSS	$(1,154)	$(2,347)	$(1,308)	$(3,876)

INCOME (LOSS) PER SHARE BASIC AND DILUTED
Continuing operations	$(0.16)	$(0.42)	$(0.16)	$(0.75)
Discontinued operations	(0.02)	0.01	(0.05)	0.05

Net loss	$(0.18)	$(0.41)	$(0.21)	$(0.70)

WEIGHTED AVERAGE SHARES OUTSTANDING	6,472,932	5,769,808	6,233,937	5,560,341

See notes to consolidated financial statements.

HAUSER, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2002	March 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$549
Accounts receivable, less allowance for doubtful accounts: December 31, 2002, $478; March 31, 2002, $824	8,011	7,620
Inventory, at lower of cost or market	8,197	7,513
Prepaid expenses and other	995	732
Current assets of business held for sale	—	2,266

Total current assets	17,203	18,680

PROPERTY AND EQUIPMENT:
Land and buildings	4,292	6,160
Laboratory and processing equipment	9,745	9,736
Furniture and fixtures	1,870	1,672

	15,907	17,568
Accumulated depreciation and amortization	(9,537)	(9,669)

Net property and equipment	6,370	7,899

OTHER ASSETS:
Deposits and other	555	845
Non-current assets of business held for sale	—	4,638

TOTAL ASSETS	$24,128	$32,062

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$7,108	$3,185
Book cash overdraft (outstanding checks)	141	—
Current portion of long-term debt	8,706	16,455
Note payable to related party	2,911	2,823
Accrued salaries and benefits	901	1,377
Customer deposits	84	461
Accrued exit costs	—	251
Amount due to related party	2,175	3,043
Other current liabilities	2,198	2,498
Liabilities of business held for sale	—	789

Total current liabilities	24,224	30,882

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value; 20,000,000 shares authorized; shares issued and outstanding; December 31, 2002, 6,427,660; March 31, 2002, 5,871,493	6	6
Additional paid-in capital	95,171	95,139
Warrants	1,133	1,133
Accumulated deficit	(96,406)	(95,098)

	(96)	1,180

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$24,128	$32,062

See notes to consolidated financial statements.

HAUSER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Nine Months Ended December 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$1,711	$1,278

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(742)	(1,100)
Net investing activities of discontinued operations	(1,651)	—
Proceeds from sale of Shuster	7,733	—

Net cash provided by (used in) investing activities	5,340	(1,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank facility	(7,739)	(109)
Repayments of long-term debt	(10)	(198)
Proceeds from issuance of common stock	149	7

Net cash (used in) provided by financing activities	(7,600)	(300)

Net decrease in cash and cash equivalents	(549)	(122)
Cash and cash equivalents, beginning of period	549	616

Cash and cash equivalents, end of period	$—	$494

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$752	$1,168
Noncash investing and financing activities:
Proceeds from sale of real estate remitted to related party	$1,712	$—
Forfeiture of restricted stock	$118	$—
Executive compensation in common stock	$22	$436
Board compensation paid in common stock	$—	$112
Contribution from related party	$—	$247
Warrants issued	$—	$532

See notes to consolidated financial statements.

HAUSER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2002 AND MARCH 31, 2002
AND FOR THE NINE MONTH PERIODS ENDED DECEMBER 31, 2002 AND 2001

(UNAUDITED—DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

1.    RECENT DEVELOPMENTS AND GOING CONCERN

        Hauser, Inc., a Delaware corporation, together with its wholly owned subsidiaries (together, "Hauser" or the "Company") has experienced significant losses from operations. The Company has substantially reduced costs, increased manufacturing efficiencies, consolidated operations, restructured administrative activities and reduced operating assets. However, these actions have not been sufficient to allow Hauser to remain in compliance with the terms of its borrowing arrangements.

        The Company's creditors, by order of seniority, include:

Creditor	Collateral	Maturity	Balance
Wells Fargo Bank, N.A.	All assets	December 31, 2002	$8.7 million
Zatpack, Inc.	Subordinate to Wells Fargo	October 11, 2003	$2.9 million
All other creditors	Unsecured	Currently due	$12.6 million

        Zuellig Botanicals, Inc., a Delaware corporation and significant stockholder of the Company ("ZBI"), has made a non-binding proposal to acquire the Company's extracts, nutritional, nutraceuticals and vitamins business (the "Business"). In response to this proposal, the Company's Board of Directors established a special committee of independent directors (the "Special Committee") to consider and evaluate the proposal and alternatives in the context of evaluating options available to the Company which would permit the Company to satisfy its cash needs and its obligations to its creditors, including Wells Fargo Bank, N.A. ("Wells Fargo"), the Company's senior secured lender. The Special Committee engaged a financial advisor and counsel. While no decision has been reached, it is likely that any alternative will involve a voluntary bankruptcy filing under Chapter 11 of the Bankruptcy Code ("Chapter 11").

        The Special Committee has been negotiating with ZBI and its representatives, but there can be no assurance that the Company and ZBI will reach agreement. The Special Committee and ZBI have not reached agreement on several of the proposed terms, many of which are material. Further, the terms of any such agreement will require all proceeds from the sale to be used to repay existing indebtedness and payables of the Company. The transaction currently under discussion would require a filing by the Company of a petition under Chapter 11 and a sale to ZBI pursuant to Section 363 thereunder. Even if the Special Committee and ZBI reach agreement, the terms of such transaction would be subject to further discussions and approvals by the Company and ZBI, including the board of directors of each. Neither the Company nor ZBI is under any obligation to execute a definitive agreement with respect to the proposed transaction or to consummate any transaction. If an agreement is executed, it will likely take several months to close. There can be no assurance that any condition to closing will be satisfied or that the Company's creditors (including its lenders) will forbear from exercising their rights, if any, pending such closing or, in the event the Company files a bankruptcy petition, that the court will approve such transaction.

        On January 3, 2003, the Company received a letter from Wells Fargo advising the Company that certain events of default had occurred and are continuing under the Company's credit agreement with Wells Fargo, including a payment default. Wells Fargo has informed the Company that it will not waive these events of default. The Company is unable to predict whether Wells Fargo will at any point pursue any or all remedies available to it, including acceleration of the Company's debt. The Company has been unable to secure alternative financing which would permit the Company to satisfy its obligations to Wells Fargo. If Wells Fargo is not willing to defer collection of the past due amounts, Hauser may be forced to seek bankruptcy protection. Similarly, a significant amount of the Company's trade payables are past due. If a trade creditor commences an action to place Hauser in bankruptcy, the Company may seek bankruptcy protection on a voluntary basis. Given these circumstances, Hauser's ability to continue as a going concern is in question. Arthur Andersen LLP, the former auditors for the Company, issued an opinion in connection with the audit of the fiscal year March 31, 2002, which stated that there is a substantial doubt about the ability of the Company to continue as a going concern. See "Report of Independent Public Accountants" in the Company's Report on Form 10-K for the fiscal year ended March 31, 2002.

2.    BORROWINGS

        Borrowings consisted of the following:

	December 31, 2002	March 31, 2002
Revolving line of credit	$8,700	$9,890
Bank term note	—	6,549
Subordinated note payable	2,911	2,823
Capital leases	6	16

Total	11,617	19,278
Less: current portion	11,617	19,278

Long-term debt	$—	$—

        Bank Facility—On December 7, 2001, the Company entered into an Amended and Restated Credit Agreement (the "Amended Credit Facility") with Wells Fargo, which was originally scheduled to expire in August 2003. The Amended Credit Facility originally provided for a total credit facility of $18.6 million comprised of a revolving line of credit (the "Revolving Line of Credit") of $10.75 million, subject to borrowing base limitations, bearing interest at 2% over prime, and a $7.8 million term note (the "Term Note") with monthly principal and interest payments of $20 and additional principal payments of $3.0 million and $4.7 million due on April 30, 2002 and June 30, 2002, respectively. The Amended Credit Facility is collateralized by all of the Company's assets.

        In April and June 2002, the Company defaulted under the Amended Credit Facility. The defaults occurred because, although the Company paid $1.1 million with proceeds from the sale of the Hauser Laboratories division of the Company's wholly owned subsidiary Hauser Technical Services, Inc. ("HTS"), it failed to make $1.9 million of the $3.0 million payment due on April 30, 2002, as required by the Term Note. Further, it was not in compliance with its cash flow covenant for the quarter ending June 30, 2002. On June 25, 2002, in consideration of a waiver by Wells Fargo of these events of default, the Company entered into an amendment pursuant to which the maturity date of both the Term Note and the Revolving Line of Credit were extended to provide for a maturity date of August 31, 2002. Specifically, the maturity date of the Term Note was extended from June 30, 2002 to August 31, 2002 and the maturity date of the Revolving Line of Credit was changed from August 31, 2003 to August 31, 2002.

        Effective upon the revised maturity date of August 31, 2002, Wells Fargo agreed to further modify the Amended Credit Facility as follows: (i) the maturity date of the Term Note was extended from August 31, 2002 to September 10, 2002; (ii) the maturity date of the Revolving Line of Credit was extended from August 31, 2002 to October 31, 2002; (iii) the interest rate on the Term Note was increased from prime rate plus 3% to prime rate plus 5%; (iv) the interest rate on the Revolving Line of Credit was increased from prime rate plus 2% to prime rate plus 4%; (v) amounts available pursuant to the Revolving Line of Credit were reduced from $10.75 million to $9.5 million; and (vi) the Company's consolidated tangible net worth covenant was amended to extend the test date for the consolidated net worth from June 30, 2002 to August 31, 2002.

        On September 6, 2002, the Company paid the outstanding balance on the Term Note and the Term Note was cancelled. The Company used the proceeds from the sale of the Shuster Laboratories ("Shuster") division of HTS to repay the Term Note.

        On October 3, 2002, the Revolving Line of Credit was increased from $9.5 million to $10 million.

        Effective upon the revised maturity date of October 31, 2002, the Company further modified the Revolving Line of Credit by extending the maturity date to November 30, 2002 and reducing the line from $10.0 million to $9.0 million.

        Effective upon the revised maturity date of November 30, 2002, the Company again modified its Revolving Line of Credit by extending the maturity date to December 31, 2002, and reducing the credit line from $9.0 million to $8.7 million. The Revolving Line of Credit bears interest at 4% over prime (8.25% at December 31, 2002) and is secured by all of the Company's assets. The borrowing base is comprised of 80% and 50% of eligible accounts receivable and inventory, respectively, and totaled $10.0 million at December 31, 2002. The Company did not retire the outstanding Revolving Line of Credit on the scheduled maturity date and is currently in default under the terms of the Amended Credit Facility.

        The Company has not obtained sufficient funds to retire its obligations under the Amended Credit Facility. There can be no assurance that the requisite funds will be obtained from the sale of the Business to ZBI or any other party to retire the Company's bank borrowings. Further, any transaction for the sale of the Business, or any other part of the Company, will take several months to close. If Wells Fargo is not willing to defer collection of the past due amounts under the Revolving Line of Credit, Hauser may be forced to seek bankruptcy protection. Similarly, a significant amount of the Company's trade payables are past due. If a trade creditor commences an action to place Hauser in bankruptcy, the Company may seek bankruptcy protection on a voluntary basis. Given these circumstances, Hauser's ability to continue as a going concern is in question.

        As a condition to Wells Fargo entering into the Amended Credit Facility with the Company and further as a condition of Wells Fargo entering into an amended and restated credit agreement with ZBI, Wells Fargo had required that a fee be paid to Wells Fargo in the amount of $779 (the "Fee"). Initially, Wells Fargo had stated that as further consideration for entering into the Amended Credit Facility, the Company must issue to Wells Fargo a warrant to purchase 865,630 shares of the Company's common stock, par value $0.001 per share ("Common Stock"), then representing approximately 12.5% of the Common Stock on a fully diluted basis, at an exercise price of $0.01 per share, which would expire eight years after issuance. Wells Fargo subsequently accepted the Fee in lieu of the Warrant, provided the Fee was paid by a party other than the Company. Wells Fargo would not permit the Company to reduce its working capital by paying the Fee. Zatpack, Inc., an international business company organized under the laws of the British Virgin Islands and a significant shareholder of the Company ("Zatpack"), agreed to pay the Fee. The Company, as consideration for such payment, issued the Warrant to Zatpack. Zatpack caused ZBI to forgive $247 of payables due from the Company for its share of the debt issuance costs. As a result, the Company recorded debt issuance costs of $532 in the fiscal year ended March 31, 2002. The debt issuance costs were amortized into interest expense on a straight-line basis over the term of the Amended Credit Facility, through August 2002.

        Zatpack Note—In October 2000, as a condition to Wells Fargo entering into an amendment to the Company's previous credit facility with Wells Fargo, the Company sold a $3.0 million subordinated promissory note (the "Zatpack Note") to Zatpack. The Zatpack Note is subordinate to the Amended Credit Facility, accrues interest at a rate of 6.5%, requires no principal or interest payments until its maturity date of October 11, 2003, and has five-year warrants attached. The warrants permit Zatpack to purchase 992,789 shares of Hauser's Common Stock at a price of approximately $0.5855 per share. Approximately $2.0 million from the sale of the Zatpack Note was used to pay down the previous credit facility with Wells Fargo.

        The Company has recorded a discount of $354 in connection with the warrants attached to the Zatpack Note. The discount is being amortized into interest expense on a straight-line basis over the term of the Zatpack Note, through September 2003. In connection with the amortization of the discount, interest expense of $88 was recorded during the nine-month periods ended December 31, 2002 and 2001, respectively.

3.    BUSINESS ORGANIZATION

        Hauser is a leading supplier of natural product extracts and related products to the dietary supplement market in the United States. Hauser manufactures extracts from botanical raw materials using its proprietary technologies in extraction and purification. Hauser and its subsidiaries are able to source, process and distribute products to the dietary supplement market, including branded product sellers. The Company also provides chemical engineering services and contract research and development. The Company also performs basic research and product development on natural products with a focus towards the dietary supplement and pharmaceutical markets. The Company's services are principally marketed to the pharmaceutical, dietary supplement and food ingredient industries.

        Beginning in calendar year 2002, the Company began divesting its ownership of HTS. In February 2002, the Company sold the Hauser Laboratories division of HTS. The proceeds from the sale of Hauser Laboratories were used to reduce the Company's bank debt. In August 2002, the Company sold Shuster. The Company used the proceeds from the sale of Shuster to further reduce the Company's bank debt.

4.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Preparation—In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position as of December 31, 2002, and the results of its operations and its cash flows for the three and nine-month periods ended December 31, 2002 and 2001. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain fiscal 2002 amounts have been reclassified to conform to the fiscal 2003 presentation. The accompanying financial statements do not contain any adjustments that might be necessary if the Company were unable to continue as a going concern.

        Principles of Consolidation—The consolidated financial statements include those of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

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

        Earnings per Share—The Company calculates basic earnings (loss) per share by dividing the net earnings or loss by the weighted average number of shares of Common Stock outstanding. Diluted earnings (loss) per share is determined by dividing the net earnings or loss by the sum of (1) the weighted average number of shares of Common Stock outstanding and (2) if not antidilutive, the effect of outstanding warrants and stock options determined utilizing the treasury stock method. For the nine months ended December 31, 2002 and 2001, options and warrants totaling 1.980 million and 2.085 million respectively, were excluded from the calculation of diluted loss per share since the result would have been antidilutive.

        Concentration of Credit Risk—The Company is exposed to credit risk from its cash and cash equivalents and trade receivables. The Company's policy is to place cash and cash equivalents in financial institutions it believes to be financially sound, however amounts deposited may exceed balances federally insured by the U.S. Government. The Company generally grants credit to its customers without collateral. The Company's creditors are concentrated in the food processing, dietary supplement and pharmaceutical industries. During the nine months ended December 31, 2002, sales to NBTY, a customer of the Company, accounted for approximately 20% of the Company's consolidated revenues. During the nine months ended December 31, 2001, no customer accounted for more than 10% of the Company's revenues. The loss of NBTY as a customer of the Company could have a material adverse effect on the Company.

        Income Taxes—The Company paid no income taxes during fiscal 2002 and 2001.

5.    INVENTORIES

        Inventories, at cost, are classified as follows:

	December 31, 2002	March 31, 2002
Raw materials	$477	$779
Work in process	468	455
Finished goods	7,252	6,279

	$8,197	$7,513

6.    STOCKHOLDERS' EQUITY

        In April 2002, the Board of Directors approved a grant of shares of its Common Stock (the "2002 Restricted Stock") to certain of its key employees. On July 2, 2002, the Company issued 100,000 shares of the 2002 Restricted Stock to certain key employees at no cost to the employee. If, prior to May 31, 2005 (the "2002 Restricted Period"), any of the recipients of the 2002 Restricted Stock cease to be an employee of the Company for any reason, other than due to the death or permanent disability of the recipient, the 2002 Restricted Stock will be forfeited to the Company. The 2002 Restricted Stock becomes fully vested and the restrictions imposed thereon lapse on the earlier of the 2002 Restricted Period or the death of the recipient. The Company may elect to waive such forfeitures. The Company has previously issued 620,000 shares of restricted stock to its employees upon approval of the Board of Directors in February 2001 (the "2001 Restricted Stock") under substantially similar terms.

        A summary of restricted shares issued, forfeited and outstanding under the 2001 and 2002 Restricted Stock plans follow:

Shares
Initial grant	720,000
Forfeitures	(140,000)

Outstanding at December 31, 2002	580,000

        During fiscal 2003, the Company reversed approximately $118 in compensation expense previously recognized related to forfeited restricted shares. The reversal is offset against compensation within general and administrative expenses.

        On August 6, 2002, the Company and Kenneth C. Cleveland, the President and Chief Executive Officer of the Company, entered into Amendment No. 2 to Agreement to Provide Services (the "Services Agreement Amendment"). The Services Agreement Amendment modifies the terms of the Agreement to Provide Services, dated as of August 1, 2000, between the Company, Kenneth Cleveland Associates, Inc. and Kenneth C. Cleveland, as amended by Amendment No. 1 to Agreement to Provide Services, dated as of July 12, 2001. The Services Agreement Amendment required Mr. Cleveland to use at least $50 of his fiscal year ended 2002 bonus of $100 to purchase shares of Common Stock at $0.26 per share, the price of the Common Stock at the close of trading on June 28, 2002. Accordingly, Mr. Cleveland purchased 200,000 shares of Common Stock on October 2, 2002. Such shares are not subject to forfeiture in the event Mr. Cleveland ceases to be an officer or director of the Company.

7.    DISCONTINUED OPERATION AND SALE OF SHUSTER

        On August 27, 2002, the Company sold all of the assets, net of liabilities, of Shuster. The total consideration received for the sale was approximately $7.733 million, of which $6.775 million was used by the Company to reduce its debt to Wells Fargo. The loss on the disposal of Shuster was approximately $905. The loss was increased to $1.032 million in the quarter ended December 31, 2002, as a result of additional transaction costs.

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Shuster has been treated as a discontinued operation for accounting purposes. Shuster's revenue, reported in discontinued operations for the nine months ended December 31, 2002 and 2001, was $5.2 million and $7.9 million, respectively. Shuster's pretax income, reported in discontinued operations for the nine months ended December 31, 2002 and 2001, was $738 and $295, respectively. The statements of operations for the three months and nine months ended December 31, 2001 have been restated to present the operations of Shuster as a discontinued operation.

        The assets and liabilities of the discontinued operation were presented separately under the captions "Current assets of business held for sale," "Non-current assets of business held for sale" and "Liabilities of business held for sale," respectively, in the accompanying balance sheet at March 31, 2002, and consisted of the following:

March 31, 2002
Current assets of business held for sale
Accounts Receivable	$2,087
Prepaid expenses and other	179

$2,266

Non-current assets of business held for sale
Property and equipment, net	$3,576
Deposits and other	336
Goodwill	726

$4,638

Liabilities of business held for sale
Accounts payable	$233
Accrued liabilities	474
Customer deposits	82

$789

8.    RELATED PARTY TRANSACTIONS AND OTHER

        The Company and ZBI, a seller of bulk raw materials in the form of powders or similar processed products, are parties to an agreement dated June 11, 1999, under which certain personnel and facilities costs of the Company are shared approximately one-third by ZBI. Under the agreement, ZBI purchases certain inventory, disburses all amounts for shared services, and receives reimbursement from the Company for amounts disbursed on its behalf. The Company also purchases raw materials from ZBI. Prior to January 2003, cash collected from customers of ZBI was deposited with the Company's own collections in the Company's bank account, pending transfer to ZBI, resulting in the "Customer remittances payable" amount in the table below. In January 2003, this arrangement was changed such that now cash collected from the Company's customers is deposited with ZBI's collections in ZBI's bank accounts and amounts owed to the Company are subsequently transferred to the Company. For the nine months ended December 31, 2002 and 2001, the amounts recorded as costs and expenses for inventory, personnel and facilities by the Company under this arrangement totaled $7,084 and $6,577, respectively. These amounts are included with cost of sales and operating expenses in the accompanying consolidated statements of operations. The net amounts owed to ZBI under these agreements at December 31 and March 31, 2002 are shown below, and in total as "Amount due to related party" in the accompanying balance sheets.

	December 31, 2002	March 31, 2002
Costs and expenses payable under cost sharing agreement	$1,985	$2,946
Customer remittances payable	190	97

	$2,175	$3,043

        In addition, the Company sells natural product raw materials to ZBI. During the nine months ended December 31, 2002 and 2001, sales to ZBI totaled $51 and $534, respectively. The related trade accounts receivable due from ZBI were $44 and $4 at December 31, 2002 and March 31, 2002, respectively.

        The operations of the Company and ZBI are integrated, particularly in the sales and marketing functions. Sales personnel are employed by ZBI and a substantial portion of the sales of botanical extracts are made by ZBI on behalf of the Company. Customers are generally billed for ZBI and Hauser products on a joint basis. If ZBI fails to continue to provide these services, the operations of the Company would be adversely affected in a material manner.

        On August 6, 2002, the Company and Kenneth C. Cleveland, the President and Chief Executive Officer of the Company, entered into the Services Agreement Amendment. The Services Agreement Amendment modifies the terms of the Agreement to Provide Services, dated as of August 1, 2000, between the Company, Kenneth Cleveland Associates, Inc. and Kenneth C. Cleveland, as amended by Amendment No. 1 to Agreement to Provide Services, dated as of July 12, 2001. The Services Agreement Amendment required Mr. Cleveland to use at least $50 of his fiscal year ended 2002 bonus of $100 to purchase shares of the Company's Common Stock at $0.26 per share, the price of the Company's Common Stock at the close of trading on June 28, 2002. Accordingly, Mr. Cleveland purchased 200,000 shares of the Company's Common Stock on October 2, 2002. Such shares are not subject to forfeiture in the event Mr. Cleveland ceases to be an officer or director of the Company.

9.    SALE OF REAL ESTATE

        In October 2002, the Company sold for cash proceeds of $1.8 million a building and land occupied by HTS and located in Boulder, Colorado. The Company will lease a portion of the property from the new owners under an agreement which expires October 2012. The initial monthly rental is approximately $18 and is subject to annual negotiated adjustments. The Company deferred the gain of $151 on the sale and will recognize it over the ten-year term of the lease. As a condition of releasing its security interest in the sold property, Wells Fargo required that the proceeds be remitted directly to ZBI in partial payment of the Company's liability to ZBI.

10.  OPERATING SEGMENTS

        The Company's three business segments are: Dietary Supplements, Technical Services, and Pharmaceutical and Functional Food Ingredients, each having a separate management team and infrastructure offering different products and services, and utilizing different marketing strategies to customers. Selected financial information from the Company's business segments are as follows:

Nine Months Ended December 31, 2002
	Dietary Supplements	Pharmaceutical and Functional Food Ingredients	Technical Services	Total
Revenues	$28,258	$5,587	$5,363	$39,208
Gross profit (loss)	5,942	785	1,173	7,900
Income (loss) from continuing operations before income taxes and discontinued operations	(864)	(623)	473	(1,014)
Income (loss) from discontinued operation	—	—	(294)	(294)
Net income (loss)	(864)	(623)	179	(1,308)
Nine Months Ended December 31, 2001
	Dietary Supplements	Pharmaceutical and Functional Food Ingredients	Technical Services	Total
Revenues	$24,379	$4,501	$6,519	$35,399
Gross profit (loss)	5,653	755	1,478	7,886
Income (loss) from continuing operations before income taxes and discontinued operations	(2,890)	(902)	(379)	(4,171)
Income (loss) from discontinued operation	—	—	295	295
Net income (loss)	(2,890)	(902)	(84)	(3,876)
Three Months Ended December 31, 2002
	Dietary Supplements	Pharmaceutical and Functional Food Ingredients	Technical Services	Total
Revenues	$9,264	$1,326	$1,452	$12,042
Gross Profit	1,981	178	226	2,385
Income (loss) from continuing operations before income taxes and discontinued operations	(1,023)	(106)	102	(1,027)
Income (loss) from discontinued operation	—	—	(127)	(127)
Net income (loss)	(1,023)	(106)	(25)	(1,154)

Three Months Ended December 31, 2001
	Dietary Supplements	Pharmaceutical and Functional Food Ingredients	Technical Services	Total
Revenues	$7,373	$1,574	$2,394	$11,341
Gross Profit	2,109	259	827	3,195
Income (loss) from continuing operations before income taxes and discontinued operations	(1,879)	(489)	(58)	(2,426)
Income (loss) from discontinued operation	—	—	79	79
Net income (loss)	(1,879)	(489)	21	(2,347)

11.  RECENTLY ISSUED ACCOUNTING STANDARDS

        SFAS No. 141 and 142.—In June 2001, the Financial Accounting Standard Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements prohibit pooling-of-interests accounting for transactions initiated after June 30, 2001, require the use of the purchase method of accounting for all combinations after June 30, 2001, and establish new standards for accounting for goodwill and other intangibles acquired in business combinations. Goodwill will continue to be recognized as an asset, but will not be amortized as previously required by APB No. 17, "Intangible Assets." Certain other intangible assets with indefinite lives, if present, may also not be amortized. Instead, goodwill and other intangible assets with indefinite lives will be subject to periodic (at least annual) tests for impairment, and recognition of impairment losses in the future could be required based on a new fair value-based methodology for measuring impairments prescribed by these pronouncements. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized. The Company had goodwill with a carrying value of $726 at April 1, 2002, all of which was assigned to discontinued operations, and reflected in the sold assets of Shuster effective August 28, 2002. For the three and nine months ended December 31, 2001, net loss would have been $2,291 ($0.40 per share) and $3,709 ($0.67 per share), respectively, had amortization of $56 and $167 been excluded. There would have been no effect on the loss from continuing operations because all goodwill related to discontinued operations.

        SFAS No. 143.—In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 is not expected to have a material effect on the Company's financial position.

        SFAS No. 144.—In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 144 effective with its fiscal year beginning April 1, 2002. Accordingly, Shuster, a component of the Technical Services business segment which was sold August 27, 2002, is being presented as a discontinued operation.

        SFAS No. 145.—In April 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt," and also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. A principal effect will be the prospective characterization of gains and losses from debt extinguishments used as part of an entity's risk management strategy. Under

SFAS No. 4, all gains and losses from early extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 eliminates SFAS No. 4. As a result, most gains and losses from extinguishments of debt will not be classified as extraordinary items unless they meet much more narrow criteria in APB Opinion No. 30. SFAS No. 145 may be adopted early, but is otherwise effective for fiscal years beginning after May 15, 2002, and must be adopted with retroactive effect. SFAS No. 145 is not expected to have a material effect on the Company's financial statements.

        SFAS No. 146.—In September 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supercedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

        SFAS No. 148.—In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("FAS 148"), which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirement of FAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of FAS 148 is not expected to have a material impact on the Company's consolidated balance sheet or results of operations. The Company will provide the interim disclosures required by FAS 148 beginning in the second quarter of 2003.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis should be read in conjunction with the financial statements and notes thereto as well as the Company's Form 10-K for the fiscal year ended March 31, 2002.

Overview

        The Company operates in three business segments: Dietary Supplements, Technical Services, and Pharmaceutical and Functional Food Ingredients.

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2001

        The following discussion of results of operations is based on a comparison of operating results for the three months ended December 31, 2002 ("fiscal 2003") and the three months ended December 31, 2001 ("fiscal 2002"). This information is unaudited.

REVENUES:

	2003	2002	% Change
Dietary Supplements	$9,264	$7,373	26%
Pharmaceutical and Functional Food Ingredients	1,326	1,574	(16)%
Technical Services	1,452	2,394	(39)%

Total	$12,042	$11,341	6%

        Dietary Supplement revenues increased from $7,373 to $9,264 between fiscal quarters. The 26%, or $1,891, increase from fiscal 2002 was due to volume increases in this segment. Driving the increase in volume was an increase in sales to NBTY, a significant customer of this segment. Sales to NBTY increased from $516 to $3,300 on a quarter-over-quarter basis. The Company believes the increase in sales to NBTY reflect a general recovery in the market and renewed demand for the Company's products. Dietary Supplement revenues represented 77% of the Company's total revenues in the third quarter of fiscal 2003, compared with 65% in the third quarter of fiscal 2002. This was due to a decrease in other segment revenues on a quarter-over-quarter basis, principally because of the sale of Hauser Laboratories late in fiscal 2002, as well as the increases discussed above.

        Pharmaceutical and Functional Food Ingredients revenues decreased $248, or 16%, to $1,326 in the third quarter of fiscal 2003 from $1,574 in the third quarter of fiscal 2002. The decrease in revenues on a quarter-over-quarter basis resulted from the launch of the Apisol™ product in fiscal 2002, which created a strong initial demand for the product. Pharmaceutical and Functional Food Ingredients revenues represented 11% of the Company's total revenues in the third quarter of fiscal 2003, compared with 14% in the third quarter of fiscal 2002.

        Technical Services revenues decreased $942, or 39%, to $1,452 in the third quarter of fiscal 2003 from $2,394 in the third quarter of fiscal 2002. In February 2002, the Company sold its Hauser Laboratories business unit. Revenues for this business were approximately $600 for the three months ended December 2001. The continuing Technical Services business revenues decreased by approximately $400. The decrease was due to a two week shut down of Technical Services for the holidays in fiscal 2003 which did not occur in fiscal 2002. Technical Services revenues represented 12% of the Company's total revenues in the third quarter of fiscal 2003, compared to 21% of total revenues in the third quarter of fiscal 2002. The decline is a direct result of the sale of Hauser Laboratories in February 2002.

GROSS PROFIT:

Dollars	2003	2002	% Change
Dietary Supplements	$1,981	$2,109	(6)%
Pharmaceutical and Functional Food Ingredients	178	259	(31)%
Technical Services	226	827	(73)%

Total	$2,385	$3,195	(25)%

Percentage of Revenue	2003	2002
Dietary Supplements	21%	29%
Pharmaceutical and Functional Food Ingredients	13%	16%
Technical Services	16%	35%

Total	20%	28%

        Overall, gross profit decreased $810, or 25%, to $2,385 in the third quarter of fiscal 2003 from $3,195 in the third quarter of fiscal 2002. Gross profit as a percentage of revenue decreased to 20% in the third quarter of fiscal 2003 from 28% in the third quarter of fiscal 2002. This quarter-over-quarter decrease was attributable to increased price competition, particularly from foreign competitors. Hauser has dropped its prices to remain competitive with the lower cost providers and to obtain market share.

        Gross profit as a percentage of revenues declined from 29% to 21% on a quarter-over-quarter basis in Dietary Supplements. The decrease in margin was attributable to increased price competition in the market. In the Pharmaceutical and Functional Food Ingredients segment, gross profit as a percentage of sales decreased to 13% in the third quarter of fiscal 2003, from 16% of segment revenues in the third quarter of fiscal 2002. The decrease in gross margin percentage was attributable to price competition in the market. The margin in the Technical Services segment decreased from 35% on a quarter-over-quarter basis to 16%. The decrease was due to a two week shut down of Technical Services for the holidays in 2003 which did not occur in fiscal 2002, and the sale of Hauser Laboratories in February 2002.

        NEW PRODUCT DEVELOPMENT.    New Product Development (formerly described as Research and Development) spending decreased $102, or 16%, to $556 during the third quarter of fiscal 2003 from $658 in the third quarter of fiscal 2002. This decrease was due to reduced use of outside consultants in the Company's effort toward developing proprietary, clinically supported natural extract products. As a percentage of revenues, new product development costs decreased from 6% to 5% of revenues between periods for the reasons stated above.

        SALES AND MARKETING.    Sales and Marketing expenses increased $77, or 9%, to $905 in the third quarter of fiscal 2003 from $828 during the third quarter of fiscal 2002. The increase in sales and marketing costs tracked the 18% increase in product sales (excluding Technical Services) on a quarter-over-quarter basis. Excluding Technical Services revenues which have significantly lower sales and marketing costs, sales and marketing costs remained consistent at 9% of product revenues between periods.

        GENERAL AND ADMINISTRATIVE EXPENSES.    General and Administrative ("G&A") expenses decreased by $329, or 17%, to $1,617 during the third quarter of fiscal 2003 from $1,946 during the third quarter of fiscal 2002. Excluding a $118 benefit in the third quarter of fiscal 2003 from the reversal of compensation expense on forfeited restricted stock, the decrease was $211, or 11%, on a quarter-over-quarter basis. Excluding the reversal of the stock compensation charge, G&A costs decreased from 17% to 14% of revenues comparing the periods. This decrease is due to expense reduction initiatives and consolidation of functions at the Company.

        RESTRUCTURING CHARGES.    The Company recorded a restructuring charge of $1,957 in the third quarter of fiscal 2002 for severance costs and facilities consolidation. No such charge was recognized in fiscal 2003.

        INTEREST EXPENSE.    Interest expense increased $102 to $334 during the third quarter of fiscal 2003 from $232 in the third quarter of fiscal 2002. During September 2002, the interest rate charged to the Company by Wells Fargo increased from prime plus 2% to prime plus 4% on the Revolving Line of Credit of $8.7 million. This increase and increased fees paid to lenders more than offset the effect of the repayment of the $6.5 million Term Loan in September 2002.

        OPERATING RESULTS.    Excluding the restructuring charge of $1,957 recorded in fiscal 2002 and the reversal of $118 of compensation from the forfeiture of restricted shares in fiscal 2003, the loss from operations increased from $237 in the third quarter ended December 31, 2001 to $811 in the third quarter of fiscal 2003. The $574 quarter-over-quarter increase in the loss was attributable to an $810 decline in gross margin, principally driven by the sale of Hauser Laboratories in February 2002. The decline in margin was somewhat offset by a $211 decrease in G&A costs between periods attributable to management's efforts to restructure operations.    The loss from continuing operations more than doubled from $469 in the third quarter ended December 31, 2001 to $1,145 in the third quarter ended December 31, 2002, after excluding the restructuring charge in fiscal 2002 and the restricted stock forfeiture in fiscal 2003. The 144% increase is attributable to the items discussed above.

NINE MONTHS ENDED DECEMBER 31, 2002 COMPARED WITH NINE MONTHS ENDED DECEMBER 31, 2001

        The following discussion of results of operations is based on a comparison of operating results for the nine months ended December 31, 2002 and the nine months ended December 31, 2001. This information is unaudited.

REVENUES:

	2003	2002	% Change
Dietary Supplements	$28,258	$24,379	16%
Pharmaceutical and Functional Food Ingredients	5,587	4,501	24%
Technical Services	5,363	6,519	(18)%

Total	$39,208	$35,399	11%

        Dietary Supplements revenues increased $3,879, or 16%, to $28,258 in the first nine months of fiscal 2003 from $24,379 in the first nine months of fiscal 2002. This growth was driven by an increase in sales to NBTY, a significant customer of this segment. Sales to NBTY grew from $2,800 to $7,700 on a year-over-year basis. The Company believes the increased sales to NBTY reflect a general recovery in the market and a renewed demand for the Company's products. Dietary Supplements revenues represented 72% of the Company's total revenues in the first nine months of fiscal 2003, compared with 69% in the first nine months of fiscal 2002.

        Revenues of Pharmaceutical and Functional Food Ingredients increased $1,086, or 24%, to $5,587 in the first nine months of fiscal 2003 from $4,501 in the first nine months of fiscal 2002. The increase in Pharmaceutical and Functional Food Ingredients was attributable to an increase in market demand (particularly Rosemary based products) and the introduction of new products (for example, Apisol™) in late fiscal 2002. Pharmaceutical and Functional Food Ingredients revenues represented 14% of the

Company's total revenues in the first nine months of fiscal 2003, compared with 13% in the first nine months of fiscal 2002.

        Technical Services revenues decreased $1,156, or 18%, to $5,363 in the first nine months of fiscal 2003 from $6,519 in the first nine months of fiscal 2002. In February 2002, the Company sold the Hauser Laboratories business unit of its Technical Services segment. Revenues for this business approximated $1.8 million in the nine months ended December 2001, so the continuing Technical Services business revenues increased by approximately $600 or 10%. Technical Services revenues represented 14% of the Company's total revenues in the first nine months of fiscal 2003, compared with 18% of total revenues in the first nine months of fiscal 2002.

GROSS PROFIT:

Dollars	2003	2002	% Change
Dietary Supplements	$5,942	$5,653	5%
Pharmaceutical and Functional Food Ingredients	785	755	4%
Technical Services	1,173	1,478	(21)%

Total	$7,900	$7,886	—%

Percentage of Revenue	2003	2002
Dietary Supplements	21%	23%
Pharmaceutical and Functional Food Ingredients	14%	17%
Technical Services	22%	23%

Total	20%	22%

        Gross profit remained flat between fiscal 2003 and fiscal 2002 despite an 11% increase in revenues on a year-over-year basis. This was driven by a decline in the gross margin percentage between periods. Gross profit as a percentage of revenue decreased to 20% in the first nine months of fiscal 2003 from 22% in the first nine months of fiscal 2002. The lower gross margin percentage is principally attributable to a significant decline in product margins due to competitive pricing pressures, particularly from lower cost foreign suppliers. The Company decided to match those prices in order to obtain market share.

        The margin for Dietary Supplements increased 5% between periods. An increase in revenues of 16%, principally from increased volumes was partially offset by a decline in the gross margin percentage from 23% to 21%. The decline in margin was attributable to continued market pressure on product pricing and the Company lowering its prices in order to obtain additional market share, as demonstrated by the increased revenues on a year-over-year basis.

        The margin for Pharmaceutical and Functional Food Ingredients sales increased 4% between periods. This was the result of a 24% increase in sales, offset by a decline in margin from 17% to 14%. The decline in margin was largely attributable to competitive pricing strategies by Hauser to obtain market share.

        The 21% decline in Technical Services margins was attributable to the sale of Hauser Laboratories in February 2002, offset by a 10% increase in other Technical Services revenues.

        NEW PRODUCT DEVELOPMENT.    New Product Development (formerly described as Research and Development) spending decreased $482, or 25%, to $1,456 during the first nine months of fiscal 2003 from $1,938 in the first nine months of fiscal 2002. The Company reduced its use of outside consultants in its effort toward developing proprietary, clinically supported natural extract products. As a percentage of revenues, new product development costs decreased from 5% to 4% of revenues between periods.

        SALES AND MARKETING.    Sales and Marketing expenses increased $114, or 6%, to $2,108 in the first nine months of fiscal 2003 from $1,994 during the first nine months of fiscal 2002. As a percentage of product revenues, sales and marketing costs declined from 7% to 6% of revenues.

        GENERAL AND ADMINISTRATIVE EXPENSES.    General and Administrative ("G&A") expenses decreased by $1,297, or 25%, to $3,913 during the first nine months of fiscal 2003 from $5,210 during the first nine months of fiscal 2002. Absent a $118 reversal of compensation from the forfeiture of restricted stock and a $300 bad debt reversal, the year-over-year decrease would have been $879 or 17%. As a percentage of revenues, G&A expenses decreased from 15% to 10% of revenues between periods. This decrease is due to cost reduction initiatives and consolidation of functions, including a reduction of two senior executive positions. G&A expenses were also reduced by the Company's reversal of $300 in provisions for bad debts due to successful collection of receivables previously believed doubtful.

        RESTRUCTURING CHARGES.    The Company recorded a restructuring charge of $1,957 in the third quarter of fiscal 2002 for severance costs and facilities consolidation. No such charge was recognized in fiscal 2003.

        INTEREST EXPENSE.    Interest expense increased $479 to $1,437 during the first nine months of fiscal 2003 from $958 in the first nine months of fiscal 2002, primarily due to a non-cash expense of approximately $300, representing an acceleration of the amortization to expense of the prepaid Wells Fargo financing fee. A June 2002 amendment to the Amended Credit Facility reduced the term by one year, resulting in the recognition of this additional expense. Also contributing to the increase was a $44 fee paid to Wells Fargo in August 2002 and an increase in the interest rate on the Revolving Line of Credit from prime plus 2% to prime plus 4% in September 2002. These factors were partially offset by the repayment of the Term Loan in September 2002.

        OPERATING RESULTS.    Income from operations in the nine months ended December 31, 2003 was $423 compared to a loss from operations of $3,213 in the first nine months of fiscal 2002. Absent the restructuring charge recorded in fiscal 2002, the operating results would have improved by approximately $1.7 million. Management attributes this improvement to the restructuring and cost containment activities undertaken at the Company. Loss from continuing operations decreased to $1,014 in the nine months ended December 31, 2003, from a $4,171 loss in the nine months ended December 31, 2002. Absent the restructuring charge recorded in fiscal 2002, this was a $1.2 million year-over-year improvement.

RESULTS OF DISCONTINUED OPERATION

        Shuster, reflected as a discontinued operation, with its assets classified as "Held for Sale", was sold August 27, 2002. The effect of Shuster on the results of the Company for the nine months ended December 2002 was to increase the net loss by $294, compared with a $295 reduction to the net loss in the nine months ended December 2001. The increase was due to the loss on disposal of the Shuster component, which was approximately $1 million. Shuster revenues in the nine-month periods ended December 31, 2002 and 2001 were $5.2 million (prior to date of sale) and $7.9 million, respectively. For the nine-month periods ended December 31, 2002 and 2001, Shuster had net income of $738 and $295, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        GENERAL.    The Company strives to maintain a zero balance in its cash accounts. Funds are transferred to the appropriate account when outstanding items are presented for collection. As a result, the cash balance at December 31, 2002, reflects outstanding items drawn on the Company's accounts not yet presented for payment. Reflecting the Company's use of zero balance banking arrangements for its cash and bank loan, book cash overdraft (outstanding checks) totaled $141 at December 31, 2002, compared to $549 in cash at March 31, 2002. The Company's primary cash needs are for operations, working capital and capital expenditures.

        Cash provided by operating activities for the nine months ended December 31, 2002 was $1,711. This amount is comprised primarily of the net loss of $1,308, offset by net non-cash charges of approximately $800 and a decrease in working capital investment of $2.1 million. The decrease in the working capital investment is primarily driven by an increase in trade payables of $4.0 million resulting from an increase in the aging.

        Cash provided by investing activities resulted from the sale of Shuster for $7,733, and was offset by additional cash needs of Shuster of $1,651. The increase in the Company's investment in Shuster prior to sale was due principally to the increase in Shuster's accounts receivable of $1.1 million, and $309 in capital expenditures to prepare the business for sale. There were also other capital expenditures for Hauser's continuing operations totaling $742 for first nine months of the fiscal year.

        In October 2002, the Company sold for cash proceeds of $1.8 million a building and land occupied by HTS in Boulder, Colorado. As a condition of releasing its security interest in the sold property, Wells Fargo required that the proceeds be remitted directly to ZBI in partial payment of the Company's liability to ZBI.

        In September 2002, the Company's facility with Wells Fargo was reduced by $7.7 million from the proceeds of the Shuster sale.

        The Company has not obtained sufficient funds to retire its obligations under the Amended Credit Facility or the Zatpack Note. There can be no assurance that the requisite funds will be obtained from the proposed sale of the Business to ZBI or any other party, to retire the Company's past due borrowings and provide sufficient liquidity to continue operations. Further, any transaction for the sale of the Business, or any other part of the Company, will take several months to close. If Wells Fargo is not willing to defer collection of the past due amounts under the Revolving Line of Credit, Hauser may be forced to seek bankruptcy protection. Similarly, a significant amount of the Company's trade payables are past due. If a trade creditor commences an action to place Hauser in bankruptcy, the Company may seek bankruptcy protection on a voluntary basis. Given these circumstances, Hauser's ability to continue as a going concern is in question. Arthur Andersen LLP, the former auditors for the Company, issued an opinion in connection with the audit of the fiscal year March 31, 2002, which stated that there is a substantial doubt about the ability of the Company to continue as a going concern. See "Report of Independent Public Accountants" in the Company's Report on Form 10-K for the fiscal year ended March 31, 2002.

        WORKING CAPITAL.    Working capital as of December 31, 2002 was a $(7,021) deficit as compared to a $(12,202) deficit as of March 31, 2002. Included in the negative working capital, are trade payables of $7.1 million at December 31, 2002, versus $3.1 million at March 31, 2002.

        INCOME TAXES.    The Company's net deferred income taxes had a net zero balance at December 31, 2002. Included in gross deferred tax assets at December 31, 2002, are federal and state net operating loss carryforwards of approximately $70 million and $54 million respectively, income tax credits of approximately $768 and alternative minimum tax credits of approximately $1.5 million. Although the deferred income tax assets have been fully reserved, the reserve may be reversed and a related benefit recorded in the future when and if the assets are deemed realizable.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

        Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial and commodity market prices and rates. The Company is exposed to market risk in the area of changes in United States interest rates. These exposures are directly related to the Company's fixed and variable rate borrowings used to fund its operations. Additionally, the Company is exposed to market risk because of market price reductions for botanical raw materials and extracts. The Company performs ongoing evaluations regarding the net realizable value of inventory and writes down such inventory as appropriate. Historically and as of December 31, 2002, the Company has not used derivative instruments or engaged in hedging activities.

        The Company's interest bearing obligations are as follows:

	December 31, 2002	March 31, 2002
Revolving line of credit	$8,700	$9,890
Bank term note	—	6,549
Subordinated note payable	2,911	2,823
Capital leases	6	16

Total	$11,617	$19,278

        With respect to the Company's Revolving Line of Credit with Wells Fargo, the interest rate is prime plus 4%, and is therefore affected by changes in market interest rates. At December 31, 2002, $8.7 million was outstanding under the revolving line of credit with an interest rate of prime plus 4%. The Company is currently in default under the Amended Credit Facility, including payment default. Wells Fargo has informed the Company that it will not waive the Company's defaults. The Company has been unable to secure alternative financing which would permit the Company to satisfy its obligations to Wells Fargo. If alternative financing was obtained, the new borrowing arrangements may be at interest rates substantially higher than the Company's current facility. For example, if the interest rate on the Company's bank borrowings had increased 2% during the year, Hauser would have incurred additional interest expense of approximately $250, with an associated $0.04 increase in the per share loss for the nine months. Therefore, the Company's exposure to changes in interest rates will be significant until such time as its operating results permit it greater access to other lenders and lending instruments on terms equivalent to those available under the Amended Credit Facility.

        The interest rate on the Zatpack Note is fixed at 6.5% and is not subject to variations in market rates.

Item 4.    Controls and Procedures.

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        Within the 90 days prior to the filing date of this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls and procedures subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

FORWARD-LOOKING STATEMENTS

        Certain oral and written statements of management of the Company included in the Form 10-Q and elsewhere may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All statements regarding the Company's and its subsidiaries' expected future financial position, results of operations, cash flows, funds from operations, financing plans, business strategy, growth opportunities, plans and objectives of management for future operations, management's discussions regarding obtaining new financing to replace the Company's current financing arrangement with Wells Fargo, management's discussions regarding a proposed sale of the Business to ZBI and statements that include words such as "anticipate," "if," "believe," "plan," "estimate," "expect," "intend," "may," "could," "should," "will" and other similar expressions are forward-looking statements. The forward-looking statements included herein and elsewhere are based on current expectations that involve judgments which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company does not undertake a duty to update such forward-looking statements.

PART 2. OTHER INFORMATION

Item 1. Legal Proceedings.

        On August 30, 2002, NSF International, a Michigan non-profit organization ("NSF"), commenced a lawsuit against Hauser, HTS, Kenneth C. Cleveland, Philip H. Katz, a former employee of Hauser and HTS, and three other defendants in the State of Michigan in the Circuit Court for the County of Washtenaw. The lawsuit alleges breach of contract, promissory estoppel, disgorgement, constructive fraud, promissory fraud and intentional interference with business expectancy. The lawsuit arises out a Non-binding Letter of Intent Hauser and NSF executed on April 30, 2002 with respect to a proposed sale of the Shuster Laboratories division of HTS. On September 30, 2002, the lawsuit was removed to the United States District Court for the Eastern District of Michigan. NSF is seeking monetary damages in an unspecified amount. Hauser denies any liability with respect to the claims alleged by NSF.

        Reference is made to the Company's Report on Form 10-Q for the quarterly period ended September 30, 2002 and the Company's Report on Form 10-K for the period ended March 31, 2002 for a summary the Company's legal proceedings previously reported.

Item 2.    Changes in Securities.

        On August 6, 2002, the Company and Kenneth C. Cleveland, the President and Chief Executive Officer of the Company, entered into the Services Agreement Amendment. Pursuant to the Services Agreement Amendment, on October 2, 2002, Mr. Cleveland purchased 200,000 shares of the Company's Common Stock at a price of $0.26 per share. The purchase of these shares by Mr. Cleveland was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) and the rules and regulations promulgated thereunder. No underwriters were involved in connection with this transaction. For additional information regarding this matter, see the notes to the consolidated financial statements entitled "Stockholders' Equity" and "Related Party Transactions and Other" included elsewhere in this quarterly report, which notes are incorporated by reference into this Item 2.

Item 3.    Defaults Upon Senior Securities.

        As described in the notes to the consolidated financial statements of the Company entitled "Recent Developments and Going Concern" and "Borrowings", which notes are incorporated by reference into this Item 3, the Company is currently in default under the Amended Credit Facility, including payment default.

Item 4.    Submission of Matters to a Vote of Security Holders.

        The Annual Meeting of Stockholders of the Company was held on December 5, 2002. In connection with the Annual Meeting, the Company solicited proxies pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The proxies solicited were for the election of five directors for the ensuing year. There was no solicitation in opposition to the Company's solicitation and all persons nominated for election to the Company's Board of Directors were so elected. The number of votes cast for and withheld for each nominee for director is set forth below:

Nominee	For	Withheld
Kenneth C. Cleveland	5,049,693	374,616
Herbert Elish	4,960,910	463,399
James R. Mellor	5,049,665	374,644
Robert F. Saydah	5,049,618	374,691
Harvey L. Sperry	5,049,658	374,651

Item 5.    Other Information.

        ZBI, a significant stockholder of the Company, has made a non-binding proposal to acquire the Business. In response to this proposal, the Company's Board of Directors established the Special Committee to consider and evaluate the proposal and alternatives in the context of evaluating options available to the Company which would permit the Company to satisfy its cash needs and its obligations to its creditors, including Wells Fargo, the Company's senior secured lender. The Special Committee engaged a financial advisor and counsel. While no decision has been reached, it is likely that any alternative will involve a voluntary bankruptcy filing under Chapter 11.

        The Special Committee has been negotiating with ZBI and its representatives, but there can be no assurance that the Company and ZBI will reach agreement. The Special Committee and ZBI have not reached agreement on several of the proposed terms, many of which are material. Further, the terms of any such agreement will require all proceeds from the sale to be used to repay existing indebtedness and payables of the Company. The transaction currently under discussion would require a filing by the Company of a petition under Chapter 11 and a sale to ZBI pursuant to Section 363 thereunder. Even if the Special Committee and ZBI reach agreement, the terms of such transaction would be subject to further discussions and approvals by the Company and ZBI, including the board of directors of each. Neither the Company nor ZBI is under any obligation to execute a definitive agreement with respect to the proposed transaction or to consummate any transaction. If an agreement is executed, it will likely take several months to close. There can be no assurance that any condition to closing will be satisfied or that the Company's creditors (including its lenders) will forbear from exercising their rights, if any, pending such closing or, in the event the Company files a bankruptcy petition, that the court will approve such transaction.

        On January 3, 2003, the Company received a letter from Wells Fargo advising the Company that certain events of default had occurred and are continuing under the Company's credit agreement with Wells Fargo, including a payment default. Wells Fargo has informed the Company that it will not waive these events of default. The Company is unable to predict whether Wells Fargo will at any point pursue any or all remedies available to it, including acceleration of the Company's debt. The Company has been unable to secure alternative financing which would permit the Company to satisfy its obligations to Wells Fargo. If Wells Fargo is not willing to defer collection of the past due amounts, Hauser may be forced to seek bankruptcy protection. Similarly, a significant amount of the Company's trade payables are past due. If a trade creditor commences an action to place Hauser in bankruptcy, the Company may seek bankruptcy protection on a voluntary basis. Given these circumstances, Hauser's ability to continue as a going concern is in question. Arthur Andersen LLP, the former auditors for the Company, issued an opinion in connection with the audit of the fiscal year March 31, 2002, which stated that there is a substantial doubt about the ability of the Company to continue as a going concern. See "Report of Independent Public Accountants" in the Company's Report on Form 10-K for the fiscal year ended March 31, 2002.

Item 6.    Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

    The following exhibits are filed as part of this Quarterly Report, or where indicated, were previously filed and are hereby incorporated by reference:

10.1	Waiver and Amendment No. 3 to Amended and Restated Credit Agreement, dated as of October 3, 2002, by and among Hauser, Inc., Hauser Technical Services, Inc., Botanicals International Extracts, Inc., ZetaPharm, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 14, 2002).
10.2
Amendment No. 4 to Amended and Restated Credit Agreement, effective as of as of October 31, 2002, by and among Hauser, Inc., Hauser Technical Services, Inc., Botanicals International Extracts, Inc., ZetaPharm, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on November 14, 2002).
10.3
Amendment No. 5 to Amended and Restated Credit Agreement, effective as of as of November 30, 2002, by and among Hauser, Inc., Hauser Technical Services, Inc., Botanicals International Extracts, Inc., ZetaPharm, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed on December 6, 2002).
10.4	Revolving Credit Note, dated November 30, 2002 (Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 8-K filed on December 6, 2002).
10.5
Amendment to Agreement to Provide Services, effective July 12, 2002, by and among Hauser, Inc., Thomas Hanlon Associates and Thomas W. Hanlon (Incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed on November 14, 2002).
99.1	Certification of Kenneth C. Cleveland, Chief Executive Officer of Hauser, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Thomas W. Hanlon, Chief Financial Officer of Hauser, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Company's Report on Form 10-K for the period ended March 31, 2002.

  (b)
  Reports on Form 8-K

    A current report on Form 8-K was filed by the Company on December 6, 2002 pursuant to Items 5 and 7, reporting that the Company entered into an amendment with Wells Fargo which, among other things, amended the maturity date of the revolving line of credit to December 31, 2002, and reduced the line of credit from $9 million to $8.7 million under the Amended and Restated Credit Agreement with Wells Fargo.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAUSER, INC.
Date: February 14, 2003	/s/ KENNETH C. CLEVELAND Kenneth C. Cleveland Chief Executive Officer
Date: February 14, 2003	/s/ THOMAS W. HANLON Thomas W. Hanlon Chief Financial Officer

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

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 14, 2003	/s/ KENNETH C. CLEVELAND Kenneth C. Cleveland Chief Executive Officer

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

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 14, 2003	/s/ THOMAS W. HANLON Thomas W. Hanlon Chief Financial Officer

QuickLinks

HAUSER, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share amounts) (Unaudited)
HAUSER, INC. CONSOLIDATED BALANCE SHEETS (In thousands)
HAUSER, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (UNAUDITED)
HAUSER, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002 AND MARCH 31, 2002 AND FOR THE NINE MONTH PERIODS ENDED DECEMBER 31, 2002 AND 2001 (UNAUDITED—DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures about Market Risk.
  Item 4. Controls and Procedures.
PART 2. OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS